Form 10-Q
period 2023-12-31
X1 Capital Inc.
filed 2024-02-14
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56609

X1 CAPITAL INC.

(Exact Name of Registrant as Specified in Charter)

Maryland (State or other jurisdiction of incorporation or registration) 6637 S Winding Brook Dr. Fairhope, AL (Address of principal executive office)	93-2414793 (I.R.S. Employer Identification No.) 36532 (Zip Code)

(713) 614-7755

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No o

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of February 14, 2024, the registrant had 80 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies

•Such an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies

• A contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities

•Interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy

•To the extent we invest in foreign companies or invest in companies that have significant foreign exposure, factors such as currency fluctuations and geopolitical events could adversely affect the results of our investments, including risks related to payments denominated in foreign currency rather than U.S. dollars

•Our future operating results

•Our business prospects and the prospects of our portfolio companies

•Our contractual arrangements and relationships with third parties

•The ability of our portfolio companies to achieve their objectives

•Competition with other entities and affiliates for investment opportunities

•The speculative and illiquid nature of our investments

•The use of borrowed money to finance a portion of our investments

•The adequacy of our financing sources and working capital

•The loss of key personnel

•The timing of cash flows, if any, from the operations of our portfolio companies

•The ability to locate suitable investments for us and to monitor and administer our investments

•The ability to attract and retain highly talented professionals

•Our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a BDC

•The effect of legal, tax and regulatory changes

•The other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Registration Statement

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Statement should not be regarded as a representation by us that our plans and objectives will be achieved.. These forward-looking statements apply only as of the date of this Quarterly Statement. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this Quarterly Statement are excluded from the safe harbor protection provided by Section 21E of the Exchange Act.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

X1 CAPITAL INC.

Statements of Assets and Liabilities

	September 30, 2023	December 31, 2023
Assets		(unaudited)
Cash & cash equivalents	$0	$1,964
Due from bank		36
Due from stockholders	2,000	0
Total Assets	$2,000	$2,000

Total Liabilities	$0	$0

Comments and Contingencies (See Note 4)

Net Assets
Common stock, $0.01 par value, 80 shares issued and outstanding	$1	$1
Additional paid-in capital	1,999	1,999
Total distributable earnings (loss)	0	0
Total Net Assets	$2,000	$2,000
Total Liabilities and Net Assets	$2,000	$2,000
Net Asset Value per Share	$25.00	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Operations (Unaudited)

	For the Three Months Ended December 31, 2023	For the Period from July 25, 2023 (inception) to September 30, 2023

Total Expenses	$0	$0

Net Change in Net Assets Resulting from Operations	$0	$0

Per Common Share Data:
Basic and Diluted Earnings per Share	$0	$0
Basic and Diluted Average Shares Outstanding	80	80

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Changes in Net Assets (Unaudited)

	Shares	Par Amount	Paid-In Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at July 25, 2023 (inception)	-	-	-	-	-
Issuance of Common Stock	80	$1	$1,999	-	$2,000
Net investment income (loss)	-	-	-	-	-
Balance at September 30, 2023	80	$1	$1,999	-	$2,000
Net investment income (loss)	-	-	-	-	-
Balance at December 31, 2023	80	$1	$1,999	-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Cash Flow (Unaudited)

	For the Three Months Ended December 31, 2023	For the Period from July 25, 2023 (inception) to September 30, 2023

Cash Flows from Operating Activities	$-	$-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	2,000
Net Cash Flows from Financing Activities	$-	$2,000

Net Change in Cash & Cash Equivalents	-	2,000

Cash & Cash Equivalents, Beginning of Period	2,000	$-
Cash & Cash Equivalents, End of Period	$2,000	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Notes to Financial Statements (Unaudited)

1.Organization

X1 Capital Inc. (“X1” or “X1 Capital” or the “Company”) formed on July 25, 2023 as a corporation under the laws of the State of Maryland. The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is internally managed.

We anticipate in the future to conduct a private offerings (the “Private Offering”) of our common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The Company expects to invest in what we believe to be high growth-potential, private companies. The Company intends to primarily invest in directly originated senior secured term loans including first lien senior secured term loans (including uni-tranche loans), second lien senior secured term loans, mezzanine debt, unsecured loans, other subordinated loans, and covenant-lite loans of private companies. The Company intends to invest to a lesser degree in equity investments in private companies.

2.Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements have been included.

The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC”) Topic 946, Financial Services— Investment Companies ("ASC 946”).

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2024.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Cash

Cash consists of a demand deposit held at Woodforest National Bank and is not above the FDIC limit.

Expenses

X1 Capital has not incurred any expenses to-date. The Company is an internally managed BDC so there is no formal management fee. At this time, there are no employees being paid a salary, and X1 Capital is not incurring any expenses. Alternative Risk Strategies LLC (“ARS”), a consulting firm owned by James Hickey, has paid all formation expenses to-date and will pay for all expenses of the Company until the initial close of a private offering (“Initial Close”).

After the Initial Close, the Company will be responsible for all of its expenses including professional fees, regulatory fees, salaries, and overhead. The Company anticipates hiring additional staff for investment support, operations support, and compliance support. As part of the Initial Close, the Board will approve an initial budget. While details of the initial budget remain to be resolved because the Company needs to know the size of the Initial Close, the Board will not approve a budget where overhead (including salaries & benefits, director compensation, rent, utilities, IT, etc.…) exceeds 0.5% of assets under management per quarter. To the extent expenses exceed 0.5%, the additional costs will be borne by ARS. Finally, independent directors will not receive any compensation until the Company has raised at least $25 million, and currently no formal agreement exists to compensate independent directors.

Income Taxes

The Company has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the financial statements. The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

Since inception, there have been no tax expenses and no interest and penalties were incurred.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

1.Related Party Transactions

X1 Capital is an internally managed BDC so there is no formal management fee. At this time, there are no employees being paid a salary, and X1 Capital is not incurring any material expenses. ARS has paid all formation expenses to-date and will pay for all expenses of the Company until the Initial Close.

After the Initial Close, the Company will be responsible for all of its expenses including professional fees, regulatory fees, salaries, and overhead. The Company anticipates hiring additional staff for investment support, operations support, and compliance support. As part of the Initial Close, the Board will approve an initial budget. While details of the initial budget remain to be resolved because the Company needs to know the size of the Initial Close, the Board will not approve a budget where overhead (including salaries & benefits, director compensation, rent, utilities, IT, etc.…) exceeds 0.5% of assets under management per quarter. To the extent expenses exceed 0.5%, the additional costs will be borne by ARS. Finally, independent directors will not receive any compensation until the Company has raised at least $25 million, and currently no formal agreement exists to compensate independent directors.

2.Commitments and Contingencies

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company's maximum exposure under these indemnities is unknown as it would involve future claims that may be made against the Company. Currently, the Company is not aware of any such claims and no such claims are expected to occur. As such, the Company does not consider it necessary to record a liability in this regard.

1.Financial Highlights

The Company is pre-revenue and has not incurred any material expenses. All expenses have been paid by ARS.

2.Net Assets

The Company sold 80 shares in the First Quarter for $2,000 to James Hickey (CEO) and Richard Chang (Independent Board Member). There have been no sale of securities since that date.

3.Subsequent Events

Management has performed an evaluation of subsequent events through February 13, 2024. There were no items which require adjustment or disclosure.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Forward-Looking Statements” appearing elsewhere in this report.

Overview

We were incorporated under the laws of the State of Maryland on July 25, 2023. We have elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying” assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Company expects to invest in what we believe to be high growth-potential, private companies. The Company intends to primarily invest in directly originated senior secured term loans including first lien senior secured term loans (including uni-tranche loans), second lien senior secured term loans, mezzanine debt, unsecured loans, other subordinated loans, and covenant-lite loans of private companies. The Company intends to invest to a lesser degree in equity investments in private companies. There are no assurances that we will achieve our investment objective.

As of December 31, 2023, the only capital received was an initial $2,000 capital contribution from James Hickey (CEO) and Richard Chang (Independent Board Member).

Investments

The Company has not made any investment and will not make any investment until the Initial Close.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

We may invest in debt securities which are either rated below investment grade or not rated by any rating agency but, if they were rated, would be rated below investment grade. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Revenues

The Company is currently pre-revenue and will be pre-revenue until the Initial Close.

We anticipate generating revenues primarily in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain payment-in- kind (“PIK”) provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal. Repayments of our debt investments can reduce interest income from period to period. The frequency or volume of these repayments may fluctuate significantly. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan. Our target credit investments will typically have maturities between three and seven years and we anticipate that many of our debt investments will have floating interest rates that reset on a periodic basis and typically will not fully pay down principal prior to maturity.

We anticipate that many of our debt investments will typically not fully pay down principal prior to maturity and have floating interest rates that reset on a periodic basis, usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate ("SOFR") and any other alternative reference rates which may affect our net investment income over the long term and increase the risk of losing part or all of the investment.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.

Expenses

X1 Capital has not incurred any expenses to-date. The Company is an internally managed BDC so there is no formal management fee. At this time, there are no employees being paid a salary, and X1 Capital is not incurring any expenses. ARS has paid all formation expenses to-date and will pay for all expenses of the Company until the Initial Close.

After the Initial Close, the Company will be responsible for all of its expenses including professional fees, regulatory fees, salaries, and overhead. The Company anticipates hiring additional staff for investment support, operations support, and compliance support. As part of the Initial Close, the Board will approve an initial budget. While details of the initial budget remain to be resolved because the Company needs to know the size of the Initial Close, the Board will not approve a budget where overhead (including salaries & benefits, director compensation, rent, utilities, IT, etc.…) exceeds 0.5% of assets under management per quarter. To the extent expenses exceed 0.5%, the additional costs will be borne by ARS. Finally, independent directors will not receive any compensation until the Company has raised at least $25 million, and currently no formal agreement exists to compensate independent directors.

These future costs (post Initial Close) include:

•Expenses related to the Initial Close

•Future offering expenses

•Calculating our net asset value (including the cost and expenses of any independent valuation firm)

•Fees and expenses payable to third parties, including agents, consultants or other advisers, in connection with monitoring financial and legal affairs for us and in providing administrative services, monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments

•Interest payable on debt, if any, incurred to finance our investments

•Sales and purchases of our common stock and other securities

•Investment advisory and management fees

•Transfer agent and custodial fees

•Federal and state registration fees

•All costs of registration and listing our securities on any securities exchange

•U.S. federal, state and local taxes

•Independent directors’ fees and expenses

•Costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators

•Costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•Any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums

•Direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs

•All other expenses incurred by us in connection with administering our business

Leverage

The Company does not currently use leverage.

The amount of leverage we may use in the future depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150%. This means that generally, we can borrow up to $2 for every $1 of investor equity.

In any period, our interest expense will depend largely on the extent of our borrowing, and we expect interest expense will increase as we increase our leverage over time subject to the limits of the 1940 Act. In addition, we may dedicate assets to financing facilities.

Portfolio and Investment Activity

As of September 30, 2023, we have had no portfolio or investment activity.

Results of Operations

The Company is pre-revenue and has incurred any expenses to-date.

Income Taxes, Including Excise Taxes

We intend to elect to be treated and intends to qualify annually to maintain our election to be treated, as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of- income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.

If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the "Excise Tax Distribution Requirements"), we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

We did not incur any excise tax expense for any of the periods presented.

Financial Condition, Liquidity and Capital Resources

We expect that our liquidity and capital resources will be derived primarily from proceeds from equity issuances, advances from our credit facilities, debt issuances and cash flows from operations. We intend to use the net proceeds from the offering to (1) make investments in accordance with our investment strategy and policies, (2) fund repurchases under our share repurchase program, and (3) for general corporate purposes. Generally, our policy will be to pay distributions and operating expenses from cash flow from operations, however, we are not restricted from funding these items from proceeds from this offering or other sources and may choose to do so, particularly in the earlier part of the offering.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2023, the Company was pre-revenue, had no financial obligations, and had no outstanding senior securities.

Equity

As of December 31, 2023, the Company issued and sold 80 shares at an offering price of $25.00 per share since inception. The Company did not sell or issue any security in the most recent quarter (October 1st, 2023 to December 31, 2023).

Debt

As of December 31, 2023, the Company did not have any outstanding borrowing.

Contractual Obligations, Commitments and Off-Balance Sheet Obligations

As of December 31, 2023, the Company did not have any contractual obligations, commitments, or off-balance sheet obligations.

Related Party Transactions

ARS has paid all formation expenses to-date and will pay for all expenses of the Company until the Initial Close.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Fair Value Measurements

One of the critical accounting estimates inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

In addition to using the above inputs in investment valuations, the Company will apply a valuation policy approved by our Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, we will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Revenue Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.

Investment Transactions

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by us to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by the Advisor as our valuation designed, subject to the Board’s oversight, using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure investors that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates.

As of December 31, 2023, the Company had no investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “ITEM 1A. RISK FACTORS” of our Registration Statement on Form 10, filed with the SEC on December 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the period covered by this Quarterly Report that were not registered under the 1933 Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. FINANCIAL STATEMENTS AND EXHIBITS

(a) List separately all financial statements filed

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC

(b) Exhibits

Form 10-12G/A filed by X1 Capital, Inc. on December 28 2023
Form N-54A filed by X1 Capital Inc. on November 11, 2023
3.1	Articles of Incorporation. See Form 10-12G/A filed on November 2, 2023
3.2	By Laws. See Form 10-12G/A filed on November 2, 2023
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

X1 Capital Inc.

By: /s/ JAMES HICKEY

James Hickey

Chief Executive Officer & Chief Financial Officer

Date: February 14, 2024