Form 10-Q
period 2024-03-31
X1 Capital Inc.
filed 2024-05-03
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2024

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

As of March 31, 2024, the registrant had 80 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

X1 CAPITAL INC.

Statements of Assets and Liabilities

	September 30, 2023	March 31, 2024
Assets		(unaudited)
Cash & cash equivalents	$0	$2000
Due from bank
Due from stockholders	2,000	0
Total Assets	$2,000	$2,000

Total Liabilities	$0	$0

Comments and Contingencies (See Note 4)

Net Assets
Common stock, $0.01 par value, 80 shares issued and outstanding	$1	$1
Additional paid-in capital	1,999	1,999
Total distributable earnings (loss)	0	0
Total Net Assets	$2,000	$2,000
Total Liabilities and Net Assets	$2,000	$2,000
Net Asset Value per Share	$25.00	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Operations

	For the Six Months Ended March 31, 2024	For the Period from July 25, 2023 (inception) to September 30, 2023
	(Unaudited)
Total Expenses	$0	$0

Net Change in Net Assets Resulting from Operations	$0	$0

Per Common Share Data:
Basic and Diluted Earnings per Share	$0	$0
Basic and Diluted Average Shares Outstanding	80	80

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Changes in Net Assets

	Shares	Par Amount	Paid-In Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at July 25, 2023 (inception)	-	-	-	-	-
Issuance of Common Stock	80	$1	$1,999	-	$2,000
Net investment income (loss)	-	-	-	-	-
Balance at September 30, 2023	80	$1	$1,999	-	$2,000
Net investment income (loss)	-	-	-	-	-
Balance at March 31, 2024 (unaudited)	80	$1	$1,999	-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Cash Flow

	For the Six Months Ended March 31, 2024 (unaudited)	For the Period from July 25, 2023 (inception) to September 30, 2023

Cash Flows from Operating Activities	$-	$-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,000	0
Net Cash Flows from Financing Activities	$2,000	$0

Net Change in Cash & Cash Equivalents	2,000	0

Cash & Cash Equivalents, Beginning of Period	0	$0
Cash & Cash Equivalents, End of Period	$2,000	$0

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

3.Subsequent Events

Management has performed an evaluation of subsequent events through May 1, 2024. There were no items which require adjustment or disclosure.

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

•Fund accounting

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

Portfolio and Investment Activity

As of March 31, 2024, we have had no portfolio or investment activity.

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

Equity

As of March 31, 2024, the Company issued and sold 80 shares at an offering price of $25.00 per share since inception. The Company did not sell or issue any security in the most recent quarter.

Debt

As of March 31, 2024, the Company did not have any outstanding borrowing.

Contractual Obligations, Commitments and Off-Balance Sheet Obligations

As of March 31, 2024, the Company did not have any contractual obligations, commitments, or off-balance sheet obligations.

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
31

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

Date: May 1, 2024