Form 10-Q
period 2024-06-30
X1 Capital Inc.
filed 2024-07-15
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2024

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

As of July 11, 2024, the registrant had 80 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

X1 CAPITAL INC.

Statements of Assets and Liabilities

	September 30, 2023	June 30, 2024
Assets		(unaudited)
Cash & cash equivalents	$0	$2000
Due from bank
Due from stockholders	2,000	0
Total Assets	$2,000	$2,000

Total Liabilities	$0	$0

Comments and Contingencies (See Note 4)

Net Assets
Common stock, $0.01 par value, 80 shares issued and outstanding	$1	$1
Additional paid-in capital	1,999	1,999
Total distributable earnings (loss)	0	0
Total Net Assets	$2,000	$2,000
Total Liabilities and Net Assets	$2,000	$2,000
Net Asset Value per Share	$25.00	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Operations

	For the Nine Months Ended June 30, 2024	For the Period from July 25, 2023 (inception) to September 30, 2023
	(Unaudited)
Total Expenses	$0	$0

Net Change in Net Assets Resulting from Operations	$0	$0

Per Common Share Data:
Basic and Diluted Earnings per Share	$0	$0
Basic and Diluted Average Shares Outstanding	80	80

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Changes in Net Assets

	Shares	Par Amount	Paid-In Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at July 25, 2023 (inception)	-	-	-	-	-
Issuance of Common Stock	80	$1	$1,999	-	$2,000
Net investment income (loss)	-	-	-	-	-
Balance at September 30, 2023	80	$1	$1,999	-	$2,000
Net investment income (loss)	-	-	-	-	-
Balance at June 30, 2024 (unaudited)	80	$1	$1,999	-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Cash Flow

	For the Nine Months Ended June 30, 2024 (unaudited)	For the Period from July 25, 2023 (inception) to September 30, 2023

Cash Flows from Operating Activities	$-	$-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,000	0
Net Cash Flows from Financing Activities	$2,000	$0

Net Change in Cash & Cash Equivalents	2,000	0

Cash & Cash Equivalents, Beginning of Period	0	$0
Cash & Cash Equivalents, End of Period	$2,000	$0

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

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2024.

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

3.Subsequent Events

Management has performed an evaluation of subsequent events through July 11, 2024. There were no items which require adjustment or disclosure.

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

As of June 30, 2024, the only capital received was an initial $2,000 capital contribution from James Hickey (CEO) and Richard Chang (Independent Board Member).

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

Portfolio and Investment Activity

As of June 30, 2024, we have had no portfolio or investment activity.

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

Equity

As of June 30, 2024, the Company issued and sold 80 shares at an offering price of $25.00 per share since inception. The Company did not sell or issue any security in the most recent quarter.

Debt

As of June 30, 2024, the Company did not have any outstanding borrowing.

Contractual Obligations, Commitments and Off-Balance Sheet Obligations

As of June 30, 2024, the Company did not have any contractual obligations, commitments, or off-balance sheet obligations.

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

As of June 30, 2024, the Company had no investments.

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

Date: July 11, 2024