Form 10-K
period 2024-09-30
X1 Capital Inc.
filed 2024-12-13
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01672

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

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) iof the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     Yes ☐     No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants executive offi cers during the relevant recovery period pursuant to 240.10D-1(b).     Yes ☐     No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on March 31, 2024.

As of December 1, 2024, the registrant had 240 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

Contents

PART I.6

Item 1.Business6

Item 1A.Risk Factors9

Item 1B. Unresolved Staff Comments32

Item 1C.Cybersecurity32

Item 2.Properties33

Item 3.Legal Proceedings33

Item 4.Mine Safety Disclosures33

PART II34

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities34

Item 6.Selected Consolidated Financial Data35

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk41

Item 8. Consolidated Financial Statements and Supplementary Data43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure54

Item 9A. Controls and Procedures54

Item 9B. Other Information55

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections55

PART III56

Item 10. Directors, Executive Officers and Corporate Governance56

Item 11. Executive Compensation58

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters59

Item 13.Certain Relationships and Related Transactions, and Director Independence59

Item 14.Principal Accountant Fees and Services59

PART IV60

Item 15.Exhibits, Financial Statement Schedules60

Item 16.Form 10-K Summary60

SIGNATURES61

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

Item 1.Business

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of a future IPO, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.235 billion or more, (ii) December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (together with the rules and regulations promulgated thereunder, the “Exchange Act”), (which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We anticipate in the future to conduct a private offering (the “Private Offering”) of our common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We anticipate commencing our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering (the “Initial Drawdown”). The initial closing of the Private Offering will occur as soon as practicable in the sole discretion of X1 Capital upon the receipt of aggregate commitments totaling at least $10 million (the “Initial Close”).

The Company expects to invest in private companies. The Company intends to primarily invest in directly originated senior secured term loans including first lien senior secured term loans (including uni-tranche loans), second lien senior secured term loans, mezzanine debt, unsecured loans, other subordinated loans, and covenant-lite loans of private companies. The Company intends to invest to a lesser degree in equity investments in private companies.

Board of Directors

Our Board of Directors will have ultimate authority as to our investments, but we expect it will delegate authority to X1 Capital management to select and monitor our investments, subject to the supervision of the Board of Directors. Pursuant to our Articles of Amendment, the Board of Directors will initially consist of three members.

James Hickey is our founder and CEO, and member of our Board of Directors. Mr. Hickey also serves as Managing Director of state-registered RIA Crimson Wealth Management Inc., and Managing Director of the consulting firm Alternative Risk Strategies LLC. Mr. Hickey brings a unique combination of experience including Chief Investment Strategist at Avantax, a broker-dealer & registered investment advisor (“BD-RIA”) platform with roughly $80 billion in assets and Managing Director of Alternatives at Spearhead Capital, an RIA focusing on ultra-high net worth clients.  In addition, Mr. Hickey has served as CEO and CIO for RiverRock Funds and Vice President and Portfolio Manager for the quantitative investment firm FDO Partners. Mr. Hickey also co-founded the insurance company Touchstone Health. Mr. Hickey graduated undergraduate with High Honors from Harvard University. Mr. Hickey has his MBA from the University of Pennsylvania, Wharton. Mr. Hickey also is a CFA Charterholder.

On November 1st, 2024, Richard Chang resigned as a Board Member. Ladislas Mysyrowicz replaced him on our Board of Directors. Mr. Mysyrowicz is CEO of Growth Lending (which is the trading name for Boost&Co Ltd.), which is a UK-based non-bank lender. Prior to Growth Lending, Mr. Mysyrowicz was a Partner at ETV Capital. Mr. Mysyrowicz

began his career at McKinsey. Mr. Mysyrowicz’s undergraduate degree is Electrical and Electronic Engineering from ETH Zurich.

Professor Steven Kelts serves on the Board of Directors. Professor Kelts is a professor at Princeton University at the School of Public and International Affairs and is affiliated with the University Center for Human Values (UCHV). He is also an ethics advisor to the Responsible A.I. Institute. Professor Kelts received his Ph.D. in Political Science from Stanford University and his B.A. from Harvard University in Government and Philosophy.

Management Expense

X1 Capital is an internally managed BDC so there is no formal management fee. At this time, there are no employees being paid a salary, and X1 Capital is not incurring any material expenses. Alternative Risk Strategies LLC (“ARS”), a consulting firm owned by James Hickey and Shay Girard, has paid all formation expenses to-date and will pay for all expenses of the Company until the initial close of the Private Offering (“Initial Close”).

After the end of the fiscal year, on November 1, 2024, The Company signed a consulting agreement with ARS. Additionally, starting November 1st, 2024, Growth Lending LLC will reimburse ARS for expenses until the Initial Close.

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

Incentive Fee

As X1 Capital is an internally managed BDC, there is no formal incentive fee like an externally managed BDC. At this time, there is no formal incentive plan in place. Any future incentive plan will require Board approval.

Additional Fund Expenses

While the Company is not currently incurring expenses, since all expenses are paid by ARS (and indirectly Growth Lending after November 1st, 2024), the Company will incur expenses after the Initial Close. These future expenses include, but are not limited to:

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

Competition

Our primary competitors for investments include public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, family offices, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Related to Our Business and Structure — We may face increasing competition for investment opportunities.”

Managerial Assistance

As a BDC, we will offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees or expense reimbursement for these services.

Staffing

We currently have one senior executive, James Hickey, who serves as CEO, CFO, and CCO. As we grow, we intend to hire additional staff.

Item 1A.Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We have no operating history as a BDC.

The Company was formed on July 25, 2023 and has no operating history as a BDC. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, X1 Capital may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of employees of X1 Capital. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

We have no prior experience managing a BDC or a RIC.

We have no experience managing a BDC or a RIC. Therefore, we may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in shares of our common stock may entail more risk than shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires, among other things, satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. X1 Capital’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Our investment portfolio will be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we will be required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we will invest. As a result, we will value these securities quarterly at fair value based on input from management, a third-party independent valuation firm and our audit committee and with the oversight, review and approval of our Board of Directors.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

We have not identified any specific investments that we will make with the proceeds from the Private Offering, and you will not have the opportunity to evaluate our investments prior to subscribing to purchase our common stock. As a result, our offering may be considered a “blind pool” offering.

X1 Capital has not presently identified, made investments in or contracted to make any investments. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on X1 Capital and our Board of Directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because investors are not able to evaluate our investments in advance of purchasing our common stock, the Private Offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objective related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy capital, which will depend, in turn, on X1 Capital’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis will largely be a function of our handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, Our investment team will also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We may face increasing competition for investment opportunities.

We will compete for investments with providers of capital with similar investment strategies including other BDCs, private equity funds, sponsored growth lending funds, finance companies, and banks. Many of our competitors will be substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we will be able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small, fast-growing, private companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

Our business model depends to a significant extent upon strong referral relationships. Any inability to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon our relationships with venture capital and private equity firms, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If we fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom we have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

We will be dependent upon key personnel for our future success.

We will depend on the diligence, skill and investment acumen of James Hickey Chief Executive Officer, along with the other investment professionals. Mr. Hickey, together with employees of the Company, will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Mr. Hickey. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Hickey or any of the other members of X1 Capital could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The employees may become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time. We expect that Mr. Hickey will dedicate substantially all of his time to the activities of our company, however, he may be engaged in other business activities which could divert their time and attention in the future.

In addition, Mr. Hickey has not managed a BDC, and, as a result, there can be no assurance of future results that will be achieved by us.

Our success will depend on the ability to attract and retain qualified personnel in a competitive environment.

Our growth will require that we retain and attract new investment and administrative personnel in a competitive market. The ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it will compete for experienced personnel will have greater resources than it will have.

There are significant potential conflicts of interest which could impact our investment returns.

Mr. Hickey currently serves as the Managing Director of Crimson Wealth Management Inc., a registered investment advisor (RIA). Mr. Hickey also serves as Managing Director of Alternative Risk Strategies LLC, a consulting firm. In addition, our executive officers and directors, as well as the current and future members of X1 Capital, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders.

In the course of our investing activities, the Company will pay compensation, overhead, and expenses to employees, Board of Directors, and affiliates. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the Company and affiliates will have interests that differ from those of our stockholders, giving rise to a conflict.

The compensation we will pay to employees, Board of Directors, and affiliates will not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, the Company may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under various agreements because of our desire to maintain our ongoing relationships. For example, we may postpone foreclosure on a sponsor backed company that has defaulted on a loan because we want to give company management more time to resolve the situation, and we want to collaborate with the sponsor to create a constructive resolution. In this example, the Company believes this approach will lead to a superior outcome for shareholders. However, that may not turn out to be true. Any situation where the Company chooses to not enforce, or to enforce less vigorously, our respective rights and remedies under various agreements shall require approval by the Board of Directors.

Our compensation structure may induce X1 Capital to pursue speculative investments and to use leverage when it may be unwise to do so.

The Company has not yet established a compensation structure. To the extent a compensation structure is set up that is based upon assets under management and/or based on a percentage of profits, it may create an incentive to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement because it may encourage X1 Capital to use leverage to increase asset under management or enhance the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.

In addition, to the extent the compensation structure is based upon the percentage of profits, the Company may make more speculative investments in order to enhance returns. This could result in higher investment losses, particularly during economic downturns.

A general increase in interest rates will likely have the effect of making it easier to receive any incentive compensation, without necessarily resulting in an increase in our net earnings.

Any general increase in interest rates will likely have the effect of making it easier to meet the quarterly hurdle rate for any incentive compensation without any additional increase in relative performance. In addition, any catch-up provision applicable in the compensation structure could result receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller.

Resignation of Key Personnel

Key personnel including employees, Board of Directors, consultants, third party vendors, and affiliates may resign at any time, regardless of whether we have found a replacement. We may not be able to find a suitable replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within a short timeframe, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, are likely to suffer if we are unable to identify and reach an agreement with a replacement. Even if we are able to retain comparable personnel, the integration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations and cash flows.

X1 Capital may indemnify employees, Board of Directors, consultants, third party vendors, and affiliates against certain liabilities, which may lead X1 Capital to act in a riskier manner than it would otherwise.

X1 Capital may indemnify employees, Board of Directors, consultants, third party vendors, and affiliates for acts or omissions performed in accordance with and pursuant to the operations of X1 Capital, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties. In addition, X1 Capital may indemnify employees, Board of Directors, consultants, third party vendors, and affiliates from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties.

X1 Capital may not be able to achieve the same or similar returns as those achieved by Mr. Hickey and other employees while they were employed at prior positions.

Although in the past Mr. Hickey has held senior positions at a number of investment firms, historical achievements are not necessarily indicative of future results that will be achieved by X1 Capital.

Investors may default on capital drawdowns.

Capital Drawdowns (as defined in the Subscription Agreement) may be issued by the Company from time to time at the discretion of the X1 Capital based upon an assessment of the needs and opportunities of the Company. To satisfy such Capital Drawdowns, investors may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. If an investor fails to pay when due installments of its capital commitment to the Company, and the capital commitments made by non-defaulting investors and borrowings by the Company are inadequate to cover the defaulted capital commitment, the Company may be unable to pay its obligations when due. As a result, the Company may be subjected to significant penalties that could materially adversely affect the returns of the investor (including non-defaulting investors).

The Subscription Agreement provides for significant adverse consequences in the event an investor defaults on its capital commitment or other payment obligations. In addition to legal action by the Company against the defaulting shareholder, potential consequences include, but not limited to, offering the investment opportunity to other shareholders, prohibiting future investment, withholding future distributions, and forfeiture of shares.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we will be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior”

to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We will not generally be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage.

As a BDC, we will generally be required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC.

We may experience fluctuations in our quarterly and annual results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under the Maryland General Corporation Law (the “MGCL”) and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors will have the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice (except as required by the 1940 Act) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

Although we intend to elect to be treated as a RIC as soon as practicable, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. We may have difficulty satisfying the diversification requirement during our ramp-up phase until we have a portfolio of investments.

The annual distribution requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC.

If we fail to qualify as a RIC for any reason and therefore become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

There are risks related to investment by ERISA Plans.

We intend to operate so that we will be an appropriate investment for employee benefit plans subject to ERISA. We will use reasonable efforts to conduct the Company’s affairs so that the assets of the Company will not be deemed to be “plan assets” under the plan asset regulations promulgated by the Department of Labor, as amended by ERISA. The fiduciary of each prospective plan investor must independently determine that the Company is an appropriate investment for such plan, taking into account the fiduciary’s obligations under ERISA and the facts and circumstances of each investing plan.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Item 1I. Description of Business — Material U.S. Federal Income Tax Considerations.”

To the extent original issue discount and PIK-interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent original issue discount or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•The higher interest rates of original issue discount and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and original issue discount and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•Original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. Original issue discount and PIK-income may also create uncertainty about the source of our cash distributions.

•To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

•For accounting purposes, any cash distributions to stockholders representing original issue discount and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing original issue discount and PIK-income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute dividends that are payable predominantly in shares of our common stock. In situations where this revenue procedure is not applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of the revenue procedure) if certain requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

There is a risk that our stockholders may not receive any distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1II. Description of Business — Regulation as a Business Development Company.”

For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after the Private Offering; we may qualify as a publicly offered RIC for future taxable years. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

We are subject to risks in using custodians, administrators, and other agents.

We will depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on our performance.

We will expend significant financial and other resources to comply with the requirements of being a public entity.

As a public entity, we will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. See “ Item I. Description of Business — Regulation as a Business Development Company — Sarbanes-Oxley Act of 2002.” To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We will be implementing additional procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirement to hold advisory votes on executive compensation. We will remain an emerging growth company for up to five years following an initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the market price of our common stock.

We have not previously been required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and we will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock, to the extent we have completed a an initial public offering on a major US exchange and are publicly traded.

Stockholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.

Because our common stock will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our common stock will have to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, stockholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we will provide in our quarterly statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our common stock are subject to reporting obligations under Section 16(a) of the Exchange Act.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.

There may be state licensing requirements.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Investors in a private offering of X1 Capital may be subject to transfer restrictions.

Prior to the completion of an initial public offering, investors who participate in a private offering of X1 Capital may be restricted on ability to sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us. Following completion of an initial public offering, stockholders may be restricted from selling or disposing of their shares of common stock contractually by a lock-up agreement with the underwriters of the initial public offering and secondary offerings, and by the terms of the Subscription Agreement.

Provisions of the MGCL and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The MGCL and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (Control Share Act) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Act, the Control Share Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. However, we will amend our bylaws to be subject to the Control Share Act only if our Board of Directors determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Act would, if implemented, violate Section 18(i) of the 1940 Act.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Changes in laws or regulations governing our operations may adversely affect our business.

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

In addition, as private equity firms become more influential participants in the U.S. and global financial markets and economy generally, there recently has been pressure for greater governmental scrutiny and/or regulation of the private equity industry, in part. It is uncertain as to what form and in what jurisdictions such enhanced scrutiny and/or regulation, if any, on the private equity industry may ultimately take. Therefore, there can be no assurance as to whether any such scrutiny or initiatives will have an adverse impact on the private equity industry, including our ability to effect operating improvements or restructurings of its portfolio companies or otherwise achieve its objectives.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry and the financial markets (including derivative markets) or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, restrict or further regulate certain of our activities, including derivative trading and hedging activities, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In addition, we and our portfolio companies will be subject to applicable local, state and U.S. federal laws and regulations, including, without limitation, U.S. federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of the investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

A disruption in the capital markets and the credit markets could impair our ability to raise capital and negatively affect our business.

As a BDC, we will have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Capital markets and credit markets sometimes experience extreme volatility and disruption and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

If we are unable to secure debt financing on commercially reasonable terms, our liquidity will be reduced significantly. If we are unable to repay amounts outstanding under any debt facilities we may obtain and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, another economic downturn or an operational problem that affects third parties or us, and could materially damage our business.

Terrorist attacks, acts of war or natural disasters, pandemics or other force majeure events may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) until the earlier of(a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering of common equity securities, (ii) in which the Company has total annual gross revenue of at least $1.07 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of the prior fiscal year, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Company remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. It is not possible to predict if prospective investors will find the Common Stock less attractive because the Company will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may take advantage of such extended transition periods.

Because of the exemptions from various reporting requirements provided to the Company as an “emerging growth company” and because the Company may have an extended transition period for complying with new or revised financial accounting standards, the Company may be less attractive to investors and it may be difficult for the Company to raise additional capital as and when needed. Potential investors may be unable to compare the Company with other companies in the same industry if they believe that the Company’s financial accounting is not as transparent as other companies in the industry. If the Company is perceived as being not as transparent as other companies in the industry, the Company’s financial condition and results of operations may be materially and adversely affected.

We have not finalized our custodian agreement because we have not accepted any investor capital.

Because we still have not accepted any investor capital, we have not yet signed the our custodian agreement. We will finalize the custodian agreement prior to accepting investor capital, but this could cause delays.

Growth Lending LLC has acquired the shares of James Hickey and Richard Chang in a private transaction. As part of this transaction Richard Chang stepped down from the Board, and Ladislas Mysyrowicz replaced him.

On November 1st, 2024, Growth Lending LLC acquired the shares of James Hickey and Richard Chang. It is currently a passive investor. Additionally, Ladislas Mysyrowicz, who owns 100% of Growth Lending LLC, took a board seat as an independent board member. We are currently treating Mr. Mysyrowicz as an independent board member because this is an de minimis investment and because Mr. Mysyrowicz and Growth Lending currently are not taking any role in operations. If this situation changes, either Mr. Hickey or Mr. Mysyrowicz will be replaced on the Board.

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above. We and our service providers continue to be impacted by an increase in the ability of employees to work from external locations, including their homes. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business

Risks Related to Our Investments

Our investments are very risky and highly speculative.

We intend to invest primarily in secured loans and select equity investments in private companies. We intend to invest primarily in companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade.

Senior Secured Loans. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens on the collateral securing our loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be compelled to enforce our remedies.

Second Lien Secured Loans. In structuring our loans, we may subordinate our security interest in certain assets of a borrower to another lender, usually a bank. In these situations, all of the risks identified above in Senior Secured Loans would be true and additional risks inherent in holding a junior security position would also be present, including, but not limited to those outlined below in “Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.”

Unsecured Loans or Debt. The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.

Risks Associated with Covenant-Lite Loans

A significant number of leveraged loans in the market may consist of loans that do not contain financial maintenance covenants     (“Covenant-Lite Loans”). While the Company does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

Below Investment Grade (High Yield / Junk Bond) and Unrated Debt Obligations Risk

The Company may invest in below investment grade debt obligations. Investments in the below investment grade categories are subject to greater risk of loss of principal and interest than higher-rated securities and may be considered to be predominantly speculative with respect to the obligor’s capacity to pay interest and repay principal. They may also be considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with below investment grade securities, the yields and prices of such securities may fluctuate more than those for higher-rated securities. The market for below investment grade securities may be smaller and less active than that for higher-rated securities, which may adversely affect the prices at which these securities can be sold and result in losses to the

Company, which, in turn, could have a material adverse effect on the performance of the Company, and, by extension, the Company’s business, financial condition, results of operations and net asset value. Investments in below investment grade instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless

Equity Investments. When we invest in secured loans, we may acquire equity securities as well in the form of warrants. In addition, we may opportunistically invest directly in the equity securities of portfolio companies primarily in the form of Preferred Stock. The equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private companies involves a number of significant risks, including the following:

•These companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment.

•They typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns.

•They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

•They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors and X1 Capital may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

•They may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity.

Investing in small, private companies involves a high degree of risk, and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio will consist primarily of debt and equity investments in small privately owned companies. Investing in these companies involves a number of significant risks. Typically, the debt in which we will invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade. Compared to larger publicly owned companies, these companies may be in a weaker financial position and may experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical, and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the collateral.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies and a greater vulnerability to economic downturns.

We will invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of the investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to invest primarily in senior secured loans issued by private companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we expect to structure most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we intend to make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an intercreditor agreement prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we will be requested to execute will expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing, and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

An economic recession could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may be susceptible to an economic recession and may be unable to repay our loans during such a period of economic instability. Therefore, assets may become non-performing and the value of our portfolio may decrease during such a period. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. An economic recession could lead to financial losses in our portfolio and a decrease in revenue, net income and the value of our assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, to termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flow. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to those of other creditors.

The lack of liquidity in our investments may adversely affect our business.

We typically will invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. There is no established trading market for the securities in which we invest. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is no established trading market for such investments. The illiquidity of our investments may make it difficult for us to dispose of them at a favorable price, and we may suffer losses as a result.

We have not yet identified portfolio companies we will invest in using the proceeds of any offering.

We have not yet identified the investments for our portfolio that we will acquire with the proceeds of any offering. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of our investment. However, we may elect not to make follow-on investments or lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC.

Our portfolio will lack diversification among portfolio companies, which will subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.

Our portfolio may hold a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC, we will not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated to a limited number of sectors, which will subject us to a risk of significant loss if there is a downturn in a particular sector in which a number of our investments are concentrated.

Our portfolio may be concentrated to a limited number of sectors. A downturn in any particular sector in which we are invested could significantly impact the aggregate returns we realize. Additionally, there are risks in investing in select sectors such as, but not limited to, long product development cycles; long ramp-up to profitability; requirement for significant capital to commercialize technology, general research and development risks; failure to obtain any required regulatory approvals; competition, in particular from companies that develop rival products; limited universe of clients and vendors; integration risks; sector volatility; and the ability to protect proprietary technology. Adverse developments in any of these areas may adversely affect the value of our portfolio.

Our investments may experience distress and require active participation to restructure or enforce our rights. This may require significant time and attention that may impact overall performance

Our investments may experience distress and require active participation to restructure or enforce our rights. Underperforming or distressed portfolio companies will require significant time and attention resulting in less time to monitor existing investments or make new investments. This could impact performance negatively.

Some sectors around which we intend to develop our investments may be capital intensive.

Some sectors in which we intend to make investment may be capital intensive. Currently, financing for capital-intensive companies remains difficult. In some successful companies, we believe we may need to invest more than we currently have planned to invest in these companies. There can be no assurance that we will have the capital necessary to make such investments. In addition, investing greater than planned amounts in our portfolio companies could limit our ability to pursue new investments and fund follow-on investments. Both of these situations could cause us to miss investment opportunities or limit our ability to protect existing investments from dilution or other actions or events that would decrease the value and potential return from these investments.

Because we generally will not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not expect to hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms—which may include the waiver of certain financial covenants—with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow.

If our portfolio companies are unable to commercialize their technologies, products, business concepts or services, the returns on our investments could be adversely affected.

The value of our investments in our portfolio companies may decline if they are not able to commercialize their technology, products, business concepts or services. Additionally, although some of our portfolio companies may already have a commercially successful product or product line at the time of our investment, information technology, e-commerce, life science, and energy technology-related products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the term of the loan could be impaired. Our portfolio companies may be unable to successfully acquire or develop any new products, and the intellectual property they currently hold may not remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value and may be available in a downside scenario to repay our loans. Our portfolio companies will rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights, or other intellectual property rights; protect their trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third-party, and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we will be required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We will be subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we use debt to finance our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. X1 Capital does not have significant experience with utilizing these techniques. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

Moreover, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of any incentive compensation.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

We may not realize gains from our equity investments.

Certain investments that we may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will sometimes seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

To the extent we invest in foreign companies or invest in companies that have significant foreign exposure, factors such as currency fluctuations and geopolitical events could adversely affect the results of our investments, including risks related to payments denominated in foreign currency rather than U.S. dollars

We may make investments in foreign companies or US domiciled companies that have significant foreign exposure. This can expose us to country-specific risks including currency and geopolitical risks. Currency fluctuations may impact the value of our interest and debt payments if are payments are not denominated in US dollars. Companies may become less competitive and experience financial distress if their local currency appreciates against the US dollar if they rely heavily on exporting to the US and cannot remain competitively priced. Likewise, foreign companies and foreign operations of US companies that rely heavily on importing from the US may become less competitive if the US dollar rises against the local currency because of the increased costs. Additionally, each country has its own geopolitical risks including tax law changes, currency restrictions, banking restrictions, expropriation of property, and failure to protect intellectual property.

The Company is allowed to invest up to 30% of its assets in public company equity and ETFs traded on the major US exchanges. These investments not meet the requirements of a qualified investment.

The Company is allowed to invest up to 30% of its assets in public company equity and ETFs traded the major US exchanges. These investments will typically be short term and designed as a way to deploy capital between new qualified investments. This strategy should enhance returns as compared to the funds just sitting in a bank account. However, investing in public equities and ETFs carries additional risk. These investments carry risks, including company specific, sector-specific, as well as general market risks such as interest rate risk. The investment can be volatile. These investment can go down in value. If the Company is highly levered at that moment, the losses could trigger the debt ceiling of $2 of debt for every dollar of equity. If we exceed the debt ceiling, we will be unable to dividend capital until we get under the ceiling.

Item 1B. Unresolved Staff Comments

None.

Item 1C.Cybersecurity

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could negatively impact the confidentiality, integrity, or availability of our information systems or the information held on such systems. These processes include controls, procedures, systems and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. These policies are found within our Compliance Manual and are the chapters “Cybersecurity, Privacy Protection, and the Prevention of Identity Theft” and “Business Continuity and Succession Planning” (collectively, the “Cybersecurity Policy”). The Cybersecurity Policy is available upon request.

Material Impact of Cybersecurity Risks

As of the date of this annual report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors” in this Annual Report on Form 10-K under the heading “Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.”

Governance

The Board of Directors provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer (“CCO”), which is currently James Hickey, regarding the overall state of the Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents potentially impacting the Company. The CCO is responsible for assessing and managing material risks from cybersecurity threats that may impact the Company.

Item 2.Properties

We are located at 6637 S. Winding Brook Dr., Fairhope, AL 36532. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.Mine Safety Disclosures

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no established public market for shares in the Company.

Holders

There are 240 outstanding shares. On November 1st, 2024, Growth Lending LLC acquired the shares of James Hickey and Richard Chang in a private transaction.

Distribution Policy

To date, we have not distributed any capital as we have not made any investment nor generated any income. Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders.

Dividend Reinvestment Plan

We have not yet implemented the Dividend Reinvestment Plan because we have not had our Initial Close nor made any investment or income.

Recent Sales of Unregistered Securities and Use of Proceeds

For the current fiscal year ending September 30, 2024, James Hickey purchased 200 shares, Richard Chang purchased 40 shares. The total proceeds of $6,000 is kept in a bank account and not currently used for any purpose. On November 1st, 2024, Growth Lending LLC purchased these shares from James Hickey and Richard Chang in a private transaction.

Item 6.Selected Consolidated Financial Data

The following selected financial data as of and for the year ended September 30, 2024 is derived from our consolidated financial statement. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report:

As of the and for the Years Ending September 30,
2024
Consolidated Statements of Operations data:
Total investment income	$0
Total expenses	0
Net investment income	0

Net realized and unrealized gains (losses)	0
Net increase (decrease) in net assets from operations	$0

Per Share Data:
Net Asset Value per Common Share	$25
Net investment income per Common Share – basic and diluted	0
Earnings (loss) per Common Share – basic and diluted	0
Distributions per Common Share	0

Consolidated Statement of Assets and Liabilities (at period end):
Total assets	$6,000
Total investments, a fair value	0
Total liabilities	0
Total net assets	0
$6,000
Other Data:
Total investment return	0
Number of portfolio companies at year end	0

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Forward-Looking Statements” appearing elsewhere in this report.

Overview

The Company is a Maryland corporation formed on July 25, 2023, and is an internally managed, non-diversified closed-end management investment company. We are currently pre-revenue and have not made any investments. We will commence investment upon our Initial Close.

The Company expects to invest in private companies. The Company intends to primarily invest in directly originated senior secured term loans including first lien senior secured term loans (including uni-tranche loans), second lien senior secured term loans, mezzanine debt, unsecured loans, other subordinated loans, and covenant-lite loans of private companies. The Company intends to invest to a lesser degree in equity investments in private companies.

Investments

At this time, the Company has not made any investment. The Company’s only asset is $6,000 in a business bank account.

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

Revenue

At this time, the Company has not generated any revenue.

We anticipate generating revenues primarily through receipt of interest income from the investments we will hold. In addition, we anticipate generating income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. The companies in which we will invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations.

Expenses

At this time, the Company has not incurred any expenses.

While the Company is not currently incurring expenses, since all expenses are paid by ARS, the Company will incur expenses after the Initial Close. Growth Lending will reimburse ARS for these expenses starting November 1st, 2024. These future expenses to be paid by the Company after the Initial Close include, but are not limited to:

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

•Any fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums

•Direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs

All other expenses incurred by us in connection with administering our business

Leverage

The Company does not have any debt and has not incurred any interest expense.

Portfolio Composition and Investment Activity

To date, the Company has not made any investment, and the asset is $6,000 held in a bank account.

Results of Operations

For the fiscal year 2024, the Company has not generated any revenue nor incurred any expenses. There are no gains (or losses) on investment or operations. The NAV remains at $25.00 per share.

Off-Balance Sheet Arrangements

The Company does not have any unfunded commitments. The only off-balance sheet arrangement is that ARS agreed to fund the Company’s expenses until the Initial Close. Growth Lending LLC will reimburse ARS for all these expenses starting November 1st, 2024.

Contractual Obligations

On November 1, 2024, The Company signed a consulting agreement with ARS. Growth Lending LLC will cover the expense until the Initial Close.

Related Party Transactions

ARS agreed to fund the Company’s expenses until the Initial Close. Growth Lending LLC will reimburse ARS for all these expenses starting November 1st, 2024. Additionally, on November 1, 2024, ARS signed a consulting contract with the Company. Growth Lending LLC will cover the expense until the Initial Close.

Recent Developments

On November 1st, 2024, Growth Lending LLC acquired the shares of James Hickey and Richard Chang in a private transaction. Additionally, Growth Lending LLC agreed to reimburse ARS for the Company’s operating expenses going forward. Finally, Richard Chang stepped down from the Board of Directors, and Ladislas Mysyrowicz took the board set.

Significant Accounting Estimates and Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company’s consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10‑K and Articles 1, 6, 10 and 12 of Regulation S-X. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the financial position and results of operations for the periods presented herein and are not necessarily indicative of the full fiscal year. We have determined we meet the definition of an investment company and follow the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC 946”). Our financial currency is U.S. dollars and these consolidated financial statements have been prepared in that currency

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reporting period. Actual results could differ from those estimates and such differences could be material.

Revenue Recognition

We record our investment transactions on a trade date basis. We record realized gains and losses based on the specific identification method. We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. Discount and premium to par value on investments acquired are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discount or premium are capitalized and amortized into or against interest income using the effective interest method or straight-line method, as applicable. We record any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts received upon prepayment of a loan or debt security as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for such distributions in the case of private portfolio companies, and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

Certain investments may have contractual PIK interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. We record PIK as interest or dividend income, as applicable. If at any point we believe PIK may not be realized, we place the investment generating PIK on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, as applicable.

Certain structuring fees and amendment fees are recorded as other income when earned. We record administrative agent fees received as other income when the services are rendered.

Valuation of Portfolio Investments

The Company shall value the investments owned by the Company, subject at all times to the oversight of the Board. The Company shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the Company’s valuation policies is below.

Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designates the Chief Compliance Officer (James Hickey) as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, in particular, illiquid/hard to value assets, the Company will typically undertake a multi-step valuation process, which includes among other things, the below:

•The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Company responsible for the portfolio investment;

•Preliminary valuation conclusions are then documented and discussed with the Company’s senior management;

•Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm; and

•The Board and Audit Committee provide oversight with respect to the valuation process, including requesting such materials as they deem appropriate.

In following this approach, the types of factors that are taken into account in the fair value pricing of investments include, as relevant, but are not limited to: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. In cases where an independent valuation firm provides fair valuations for investments, the independent valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.

Contractual Obligations

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have not yet commenced investment activities, so all the commentary below is forward-looking after the Initial Close. Our only asset is $6,000 sitting in a non-interest bearing bank account.

Once we commence investment, we are subject to financial market risk, including changes in the valuations of our investment portfolio. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. Uncertainty with respect to the economic effects of rising interest rates and inflation has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks. For additional information concerning the risks we face and their potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors.

Valuation Risk

Our investments may not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

Interest Rate Risk

We plan to borrow in the future. Because of this, we may be subject to interest rate risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, and cash and cash equivalents. Changes in interest rates can also affect our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including SOFR, and Prime rates. Increasing interest rates could have the effect of increasing our total investment income once interest rates increase above contractual interest rates floors to which our portfolio companies are subject. Conversely, we would expect the cost of any credit facility and unsecured notes to increase as well, offsetting the positive effect on our net interest income.

Because we plan to borrow in the future to help fund future investments, our net investment income may be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Currency Risk

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved and may be exacerbated by current economic conditions and any associated impact on foreign financial markets. See "Risk Factors — Risks Related to Our Business and Structure" in Part I, Item 1A of this Form 10-K.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of X1 Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of X1 Capital Inc. (the Company) as of September 30, 2024, and the related statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DiPiazza LaRocca Heeter & Co., LLC

DiPiazza LaRocca Heeter & Co., LLC

We have served as the Company’s auditor since 2023.

Birmingham, Alabama

PCOAB ID: 5903

November 6, 2024

X1 CAPITAL INC.

Balance Sheet

September 30, 2024

Assets

Cash	$6,000
Total Assets	$6,000

Liabilities and shareholders’ equity

Total liabilities	$0

Shareholders’ equity
Common stock (Par $0.01), 240 shares issued and outstanding	2
Additional paid-in capital	$5,998
Total shareholders’ equity	$6,000

Total liabilities and shareholders’ equity	$6,000

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.

Income Statement

For the Year Ended September 30, 2024

Total Revenue	$-

Total Expenses	$-

Net income resulting from operations	$-

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.

STATEMENT OF SHAREHOLDERS' EQUITY

For the Year Ended September 30, 2024

	Common Stock	Additional Paid-in Capital	Retained Earnings	Shareholders' Equity
Balance as of September 30, 2023	$1	$1,999	$-	$2,000
Shares purchased (160 shares)	1	3,999	-	4000
Net income	-	-	-	-
Balance as of September 30, 2024	$2	$5,998	$-	$6,000

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.

Statement of Cash Flows

For the Year Ended September 30, 2024

Cash Flows from Operating Activities
Net income resulting from operations	$-
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Due to from shareholders	2,000
Net cash used in operating activities	2,000

Cash Flows from Financing Activities
Shares purchased	4,000

Net change in cash	6,000

Cash
Beginning of period	$-
End of period	$6,000

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.

Notes to Financial Statements September 30, 2024

NOTE 1 – ORGANIZATION

X1 Capital Inc. (“X1” or “X1 Capital” or the “Company”) formed on July 25, 2023 as a C-Corporation under the laws of the State of Maryland. The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is internally managed.

X1 Capital anticipates in the future to conduct a private offering (the “Private Offering”) of its common shares to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The Company expects to invest in what it believes to be high growth-potential, private companies. The Company intends to primarily invest in directly originated senior secured term loans including first lien senior secured term loans (including uni-tranche loans), second lien senior secured term loans, mezzanine debt, unsecured loans, other subordinated loans, and covenant-lite loans of private companies. The Company intends to invest to a lesser degree in equity investments in private companies.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Company are prepared under the accrual method of accounting.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included.

The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”).

Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

X1 CAPITAL INC.

Notes to Financial Statements September 30, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES – Continued

Cash

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At September 30, 2024, the Company had no cash equivalents. Woodforest National Bank has custody of the cash held by the Company.

Accounts Receivable

The Company reports trade receivables at net realizable value. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and, once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings. As of September 30, 2024, there were no accounts receivable and therefore none were considered uncollectible and no allowance was considered necessary.

Financial Instruments

The carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentrations of Credit Risk

The Company maintains a cash account at a high quality, federally insured financial institution. At times, the balance in this account may exceed federally insured limits. The Company has not experienced any losses in this account. The Company periodically reviews the relative credit standing of the financial institutions and believes it is not exposed to any significant credit risk on cash.

Distributions

Dividends and other distributions upon the stock of the Company may be authorized by the Board of Directors, subject to the provisions of law and the charter of the Company. Dividends and other distributions may be paid in cash or stock of the Company, subject to the provisions of law and the charter.

Expenses

X1 Capital has not incurred any expenses to date.

Income taxes

The Company is organized as a corporation and is subject to federal and state income taxes in the jurisdictions in which it operates. The Company’s income tax returns are subject to examination by the tax authorities in the jurisdictions in which it operates.

X1 CAPITAL INC.

Notes to Financial Statements September 30, 2024

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES – Continued

The Company has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to its shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the financial statements. The Company evaluated tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions.

Since inception, there have been no tax expenses and no interest and penalties were incurred.

Subsequent Events

The Company evaluated its September 30, 2024 financial statements for subsequent events through the date the financial statements were issued. All subsequent events affecting the financial statements for the period presented have been included.

NOTE 3 – RELATED PARTY TRANSACTIONS

X1 Capital is an internally managed BDC, therefore no formal management fee is necessary. At this time, there are no employees being paid a salary, and X1 Capital is not incurring any material expenses. Alternative Risk Strategies LLC (“ARS”), a consulting firm owned by James Hickey, has paid all formation expenses to date and will pay for all expenses of the Company until the initial close of a private offering (“Initial Close”).

After the Initial Close, the Company will be responsible for all of its expenses including professional fees, regulatory fees, salaries, and overhead. The Company anticipates hiring additional staff for investment support, operations support, and compliance support. As part of the Initial Close, the Board will approve an initial budget. While details of the initial budget remain to be resolved because the Company needs to know the size of the Initial Close, the Board will not approve a budget where overhead (including salaries & benefits, director compensation, rent, utilities, IT, etc.) exceeds 0.5% of assets under management per quarter. To the extent expenses exceed 0.5%, the additional costs will be borne by ARS. Finally, independent directors will not receive any compensation until the Company has raised at least $25 million, and currently no formal agreement exists to compensate independent directors.

X1 CAPITAL INC.

Notes to Financial Statements September 30, 2024

NOTE 4 – FAIR VALUE MEASUREMENTS

FASB ASC 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

•Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•Level 2 – Inputs to the valuation methodology include:

oQuoted prices for similar assets or liabilities in active markets;

oQuoted prices for identical or similar assets or liabilities in inactive markets;

oInputs other than quoted prices that are observable for the asset or liability;

oInputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair market value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

In addition to using the above inputs in investment valuations, X1 Capital will apply a valuation policy approved by its Board of Directors that is consistent with ASC 820. Consistent with the valuation policy, the Company will evaluate the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), X1 will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If X1 Capital were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

X1 CAPITAL INC.

Notes to Financial Statements September 30, 2024

NOTE 5 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

X1 Capital is subject to financial market risks, including changes in interest rates. The Company will generally invest in illiquid loans and securities including debt and equity securities of middle-market companies. Because it expects that there will not be a readily available market for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by the Advisor as its valuation designed, subject to the Board’s oversight, using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

From time to time, X1 Capital may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing the Company to movements in foreign exchange rates. The Company may employ hedging techniques to minimize these risks, but it cannot assure investors that such strategies will be effective or without risk to X1. The Company may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates.

As of September 30, 2024, the Company had no investments.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company has authority to issue 100,000,000 shares of stock, initially consisting of 100,000,000 shares of Common Stock, $0.01 par value per share. The aggregate par value of all authorized shares of stock having par value is $1,000,000. If shares of one class or series of stock are classified or reclassified into shares of another class or series of stock, the number of authorized shares of the former class or series shall be automatically decreased and the number of shares of the latter class or series shall be automatically increased, in each case by the number of shares so classified or reclassified, so that the aggregate number of shares of stock of all classes and series that the Company has authority to issue shall not be more than the total number of shares of stock above. As of September 30, 2024, the Company had a total of 240 shares issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

As of November 1, 2024, Growth Lending LLC acquired all the outstanding shares of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal year, our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer (who also serves as CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act). Based on that evaluation our Chief Executive Officer have concluded that our current disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of the end of our fiscal year. In making this assessment, we used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, as of the end of our fiscal year, our internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of the end of our fiscal year has been audited by DiPiazza LaRocca Heeter & Co., LLC, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Mr. Hickey is the only employee. Mr. Hickey serves as CEO, CFO, and CCO.

Board of Directors

James Hickey is our founder and CEO, and member of our Board of Directors. Mr. Hickey also serves as Managing Director of state-registered RIA Crimson Wealth Management Inc., and Managing Director of the consulting firm Alternative Risk Strategies LLC. Mr. Hickey brings a unique combination of experience including Chief Investment Strategist at Avantax, a broker-dealer & registered investment advisor (“BD-RIA”) platform with roughly $80 billion in assets and Managing Director of Alternatives at Spearhead Capital, an RIA focusing on ultra-high net worth clients.  In addition, Mr. Hickey has served as CEO and CIO for RiverRock Funds and Vice President and Portfolio Manager for the quantitative investment firm FDO Partners. Mr. Hickey also co-founded the insurance company Touchstone Health. Mr. Hickey graduated undergraduate with High Honors from Harvard University. Mr. Hickey has his MBA from the University of Pennsylvania, Wharton. Mr. Hickey also is a CFA Charterholder.

On November 1st, 2024, Richard Chang resigned as a Board Member. Ladislas Mysyrowicz replaced him on our Board of Directors. Mr. Mysyrowicz is CEO of Growth Lending (which is the trading name for Boost&Co Ltd.), which is a UK-based non-bank lender. Prior to Growth Lending, Mr. Mysyrowicz was a Partner at ETV Capital. Mr. Mysyrowicz began his career at McKinsey. Mr. Mysyrowicz’s undergraduate degree is Electrical and Electronic Engineering from ETH Zurich.

Professor Steven Kelts serves on the Board of Directors. Professor Kelts is a professor at Princeton University at the School of Public and International Affairs and is affiliated with the University Center for Human Values (UCHV). He is also an ethics advisor to the Responsible A.I. Institute. Professor Kelts received his Ph.D. in Political Science from Stanford University and his B.A. from Harvard University in Government and Philosophy.

Board Leadership Structure

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to us. Additionally, our Board of Directors approves the appointment of our officers, reviews and monitors the services and activities performed by X1 Capital and approves the engagement, and reviews the performance of, our independent public accounting firm.

Under our bylaws, our Board of Directors may designate a Chairman to preside over the meetings of the Board of Directors and meetings of the stockholders and to perform such other duties as may be assigned to him by the Board. We do not have a fixed policy as to whether the Chairman of the Board should be an independent director and believe that we should maintain the flexibility to select the Chairman and reorganize the leadership structure, from time to time, based on the criteria that is in the Company’s and our stockholders’ best interests at such times.

Presently, Mr. Hickey serves as the Chairman of our Board of Directors. Mr. Hickey is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is the Chief Executive Officer. Mr. Hickey’s familiarity with X1 Capital’s investment platform and extensive knowledge of the financial services sector and the investment valuation process in particular qualify him to serve as the Chairman of our Board of Directors.

Our Board of Directors does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is Chairman of the Board, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of an audit committee and a nominating and corporate governance committee, each of which is comprised solely of independent directors, and the appointment of a Chief Compliance Officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

We recognize that different Board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

Board’s Role in Risk Oversight

Our Board of Directors performs its risk oversight function primarily through (a) its two standing committees, which report to the entire Board of Directors and are comprised solely of independent directors, and (b) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under ‘‘Committees of the Board of Directors,’’ the audit committee and nominating and corporate governance committee assist the Board of Directors in fulfilling its risk oversight responsibilities. The audit committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes, systems of internal controls regarding finance and accounting, audits of the Company’s financial statements and establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our investments. The nominating and corporate governance committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.

Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board of Directors will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and its service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the compliance policies and procedures of the Company and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the independent directors at least once each year.

Our Board of Director’s role in risk oversight is effective, and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our gross assets in “qualifying assets” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different Board of Directors roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which the Board of Directors administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.

Committees of the Board of Directors

Our Board of Directors has established an audit committee and a nominating and corporate governance committee and may establish additional committees in the future. All directors are expected to attend least 75% of the aggregate number of meetings of our Board of Directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board of Directors and committee meetings, as well as each annual meeting of stockholders.

Audit Committee

The members of our audit committee are Messrs. Mysyrowicz and Kelts. Mr. Mysyrowicz serves as Chair of the audit committee. Our Board of Directors has determined that Mr. Mysyrowicz is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The audit committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the audit committee. The audit committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates pursuant to a charter approved by our Board of Directors. The members of the nominating and corporate governance committee are Messrs. Kelts and Mysyrowicz. Mr. Mysyrowicz serves as Chair of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. Our nominating and corporate governance committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of our bylaws.

The nominating and corporate governance committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board of Directors, the Company and its stockholders. In considering possible candidates for election as a director, the nominating and corporate governance committee takes into account, in addition to such other factors as it deems relevant, such as the desirability of selecting directors who are of high character and integrity; accomplished in their respective fields, with superior credentials and recognition; have relevant expertise and experience upon which to be able to offer advice and guidance to management; and have sufficient time available to devote to our affairs.

The nominating and corporate governance committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the nominating and corporate governance committee considers and discusses diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The nominating and corporate governance committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board of Directors, when identifying and recommending director nominees. The nominating and corporate governance committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the nominating and corporate governance committee’s goal of creating a Board of Directors that best serves our needs and the interests of our stockholders. In addition, as part of our Board of Directors’ annual-self assessment, the members of our nominating and corporate governance committee will evaluate the membership of our Board of Directors and whether our Board of Directors maintains satisfactory policies regarding membership selection.

Indemnification Agreements

We have not yet entered into indemnification agreements with our directors and executive officers, but we anticipate entering into such agreements in the near future. The indemnification agreements are intended to provide our directors and executive officers the maximum indemnification permitted under Maryland law and the 1940 Act. Each indemnification agreement provides that we shall indemnify the director or executive officer who is a party to the agreement, or an “Indemnitee,” including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Maryland law and the 1940 Act.

Item 11. Executive Compensation

Mr. Hickey is the only employee. There is no employment contract. On November 1st, 2024, ARS signed a consulting contract with the Company. Growth Lending LLC is covering all expenses related to the contract until the Initial Close.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of November 1st, 2024, Growth Lending owns all outstanding shares of the Company. Growth Lending LLC is 100% owned by Mr. Mysyrowicz.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Employees and Board Members of the Company serve, or may serve, as officers, directors, members or principals of entities that operate in the same or a related line of business as the Company. Employees and Board Members may face conflicts in the allocation of investment opportunities.

In addition to serving as CEO of the Company, James Hickey serves as Managing Director and owns 50% of the consulting firm ARS. ARS is responsible for covering the Company’s expenses until the Initial Close. James Hickey also serves as Managing Director of the RIA Crimson Wealth Management Inc. (“CWM”), which is registered under the Alabama Securities Commission. No client of CWM is an investor in the Company, and there are no plans for clients of CWM to invest in the Company.

Mr. Mysyrowicz is CEO of the Growth Lending, LLC. On November 1st, 2024, Growth Lending LLC acquired the shares of James Hickey and Richard Chang. As part of the transaction, Growth Lending LLC agreed to reimburse ARS for all Company expenses effective November 1st, 2024. Additionally, Mr. Mysyrowicz is CEO of the UK-based Growth Boost&Co Ltd (d/b/a Growth Lending). We are currently treating Mr. Mysyrowicz as an independent board member because the investment is de minimis and because Growth Lending is currently taking a passive role in operations.

Item 14.Principal Accountant Fees and Services

To date, the ARS, on behalf of the Company, has paid DiPiazza LaRocca Heeter & Co., LLC. $3625 for audit work.

PART IV

Item 15.Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K: (a) Consolidated Financial Statements (1) Consolidated Financial Statements — Refer to Part II, Item 8 of this Form 10-K, which are filed herewith:

Index to Audited Consolidated Financial Statements

Exhibits

Exhibit #	Location	Document Description
3.1	1	Articles of Incorporation
3.2	2	Amended By Laws
10.2	1	Expense Coverage Agreement
10.4	1	Form of Indemnification Agreement
10.6	3	ARS Consulting Agreement
31.1	4	Certificate of the CEO & CFO Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	4	Certification of CEO & CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	1	Code of Ethics

Location Key:

1.These exhibits are incorporated by reference to the December 28, 2023 10-12G/A.

2.These exhibits are incorporated by reference to the November 4, 2023 8-K filing.

3.This has been omitted in accordance with Item 601(b)(10) of Regulation S-K, as applicable. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

4.Attached as an exhibit to this filing.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

X1 Capital Inc.

By: /s/ JAMES HICKEY

James Hickey

Chief Executive Officer & Chief Financial Officer

Date: December 6, 2024