Form 10-Q
period 2025-03-31
X1 Capital Inc.
filed 2025-04-09
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2025

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

As of April 4 2025, the registrant had 80 shares of common stock, $0.01 par value per share, outstanding.

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

•The other risks, uncertainties, and other factors we identify under "Item 1A. Risk Factors" and elsewhere in this Registration Statement and recent 10K filing.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

X1 CAPITAL INC.

Statements of Assets and Liabilities

	September 30, 2024	March 31, 2025
Assets		(unaudited)
Cash & cash equivalents	$6,000	$6,005
Total Assets	$6,000	$6,005

Short Term Liabilities		$5
Total Liabilities	$0	$5

Comments and Contingencies (See Note 4)

Net Assets
Common stock, $0.01 par value, 240 shares issued and outstanding	$2	$2
Additional paid-in capital	5,998	5,998
Total distributable earnings (loss)	0	0
Total Net Assets	$6,000	$6,000
Total Liabilities and Net Assets	$6,000	$6,005
Net Asset Value per Share	$25.00	$25.00

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Operations (Unaudited)

	For the Three Months Ended December 31, 2024	For the Six Months Ended March 31, 2025

Total Expenses	$0	$0

Net Change in Net Assets Resulting from Operations	$0	$0

Per Common Share Data:
Basic and Diluted Earnings per Share	$0	$0
Basic and Diluted Average Shares Outstanding	240	240

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Changes in Net Assets (Unaudited)

	Shares	Par Amount	Paid-In Capital in Excess of Par	Distributable Earnings (Loss)	Total Net Assets
Balance at September 30, 2024	240	$2	$5,998	-	$6,000
Net investment income (loss)	-	-	-	-	-
Balance at March 31, 2025	240	$2	$5,998	-	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Cash Flow (Unaudited)

	For the Six Months Ended March 31, 2025	For the Six Months Ended March 31, 2024

Cash Flows from Operating Activities	$5	$-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	0
Net Cash Flows from Financing Activities	$-	$0

Net Change in Cash & Cash Equivalents	$5	0

Cash & Cash Equivalents, Beginning of Period	6,000	$2,000
Cash & Cash Equivalents, End of Period	$6,005	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Notes to Financial Statements (Unaudited)

1.Organization

X1 Capital Inc. ("X1" or "X1 Capital" or the "Company") was formed on July 25, 2023 as a corporation under the laws of the State of Maryland. The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is internally managed.

In the future, we anticipate conducting a private offering (the "Private Offering") of our common shares to investors based on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

On February 27, 2025, the shareholders and board of directors met to approve an Investment Advisory Agreement between the Company and Growth Lending LLC, now Growth Lending GP LLC (collectively “GL”). The Company also entered into an Administration Agreement with GL. These agreements become effective upon the Initial Close as defined in the Form 10-12G/A filed on December 28 2023. Additionally, the shareholders and the board of directors approved the amended By-Laws, amended Articles of Incorporation, and Shareholder Dividend Reinvestment Plan. Please see the 8K filed on February 28, 2025 for more information.

Finally, on February 27, 2025, the Shareholders and board members approved the revised investment strategy: X1 Capital Inc. (the “Company”) will primarily invest in private US companies. The Company will focus on three strategies. First, the Company will provide bridge loans to private companies that have been approved for government-guaranteed loans by an approved lender under programs such as the USDA One RD program but are waiting for final approval from the USDA. The Company may expand this business to become an approved lender under such programs.

Second, the Company will focus on acquiring BDC-qualified loans to warehouse for resale. This will be done by both acquiring loans directly and by investing in firms that acquire and hold loans for resale. The primary loan-type focus will be government-guaranteed loans such as the One RD loans, where the government typically guarantees 80% of the principal.

Third, the Company will focus on providing bridge financing for Federal and State tax credit and other incentive programs. The fundamental challenge with most tax credit and incentive programs is that the credits only become available upon project completion. This means that the business cannot use the tax credits and incentive programs to fund development. By providing bridge financing, we solve for a major pain point.

Additionally, the Company may provide debt or equity to private companies to fund growth or acquisitions.

The Company anticipates most of its debt investments will not be rated, and that, if rated, most investments would be classified as “junk bonds / high yield bonds” as compared to “investment grade.” Investment-grade bonds are bonds rated at a level that signifies a relatively low risk of default. Credit rating agencies like Moody's, Standard & Poor's, and Fitch assign ratings to these bonds. Bonds rated at or above 'BBB-' (or its equivalent, depending on the rating agency) are considered investment grade. Junk bonds (high-yield bonds) are bonds rated below 'BBB-' These ratings indicate a higher risk of default or financial instability of the issuing entity. The term "junk" does not denote the quality of the bond per se but rather signifies a higher risk and, consequently, a higher potential return. The higher yield serves as compensation for investors willing to take on greater risk. Junk bonds are often utilized by companies with less established credit histories or those undergoing financial restructuring, providing them with necessary capital at the cost of higher interest rates.

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

Expenses

X1 Capital has not incurred any expenses to date. The Company is an internally managed BDC, so there is no formal management fee. At this time, there are no employees being paid a salary, and X1 Capital is not incurring any expenses. Alternative Risk Strategies LLC ("ARS"), a consulting firm owned by James Hickey, has paid all formation expenses to-date and will pay for all expenses of the Company until the initial Close of a private offering ("Initial Close"). Starting November 1, 2024, GL will reimburse ARS for expenses until the Initial Close.

The five dollar cash increase along with the five dollar liability increase done this quarter was because our bank required a transaction as part of keeping the account open. This will be refunded upon the Initial Close.

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

Since inception, there have been no tax expenses, and no interest and penalties were incurred.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

1.Related Party Transactions

At this time, there are no employees being paid a salary, and X1 Capital is not incurring any material expenses.

ARS is currently responsible for all Company expenses. Starting November 1, 2024, GL will reimburse ARS. ARS has a consulting contract with the Company, which is directly paid by GL.

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

On February 27, 2025, the shareholders and board of directors met to approve an Investment Advisory Agreement between the Company and GL. The Company also entered into an Administration Agreement with GL. These agreements become effective upon an Initial Close. Please see the 8K filed on February 28, 2025 for more information.

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

2.Net Assets

The Company has 240 shares outstanding and Net Assets of $6,005. There have been no Company sale of securities in the fiscal quarter ending March 31, 2025.

3.Subsequent Events

Management has performed an evaluation of subsequent events through April 15, 2025. There were no items that require adjustment or disclosure.

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

The Company expects to invest in private companies. For more information on our investment strategy and organizational structure, please see Item 1 of Notes to Financial Statements (Organization).

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

Expenses

X1 Capital has not incurred any expenses to date. The Company is an internally managed BDC until the Initial Close, so there is no formal management fee. At this time, no employees are being paid a salary, and X1 Capital is not incurring any expenses. ARS has paid all formation expenses to date and will pay for all expenses of the Company until the Initial Close. Starting November 1, 2024, GL will reimburse ARS. ARS also has a consulting contract with the Company that is directly paid by GL.

The five dollar transaction done this quarter was because our bank required a transaction as part of keeping the account open. This will be refunded upon the Initial Close.

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

Portfolio and Investment Activity

As of March 31, 2025, we have had no portfolio or investment activity.

Results of Operations

The Company is pre-revenue and has not incurred any expenses to date.

Income Taxes, Including Excise Taxes

We are treated as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.

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

We intend to generate cash primarily from cash flows from operations, future borrowings, and future offerings of securities. We may raise additional equity or debt capital through registered offerings, enter into additional debt facilities, or increase the size of existing facilities, or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. We are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. As of December 31, 2024, the Company was pre-revenue, had no financial obligations, and had no outstanding senior securities.

Equity

As of March 31, 2025, the Company issued and sold 240 shares at an offering price of $25.00 per share since inception. The Company did not sell or issue any security in the most recent quarter (October 1, 2024 to December 31, 2024).

Debt

As of March 31, 2025, the Company did not have any outstanding borrowing.

Contractual Obligations, Commitments and Off-Balance Sheet Obligations

As of March 31, 2025, the Company did not have any contractual obligations, commitments, or off-balance sheet obligations outside of a consulting contract with ARS that is directly paid by Growth Lending.

Related Party Transactions

ARS has paid all formation expenses to date and will pay for all expenses of the Company until the Initial Close. Starting November 1, 2024, GL will reimburse ARS for these expenses.

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

Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

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

As of March 31, 2025, the Company had no investments.

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

As highlighted earlier, the Company amended its investment strategy. As a result, the Company is adding the following risk factors below. This is not meant to be a comprehensive list of all risk factors.

The US Government May Cease to Offer Loan Guarantees Programs such as OneRD.

A core investment strategy of the Company is offering bridge loans for businesses that have been approved for a government guaranteed loan by an approved lender but are waiting on formal government loan approval. For example, the USDA has the OneRD program where the USDA will guarantee a portion of loan (typically 80%) from an approved lender to encourage private investment in rural businesses and economic development projects. If the US Government cancels these programs, this investment strategy may not be viable.

The US Government May Not Honor Its Loan Guarantee

US Government runs multiple loan guarantees programs including USDA OneRD, SBA 7a, and SBA 504 to encourage economic development. If the US Government decided to not honor its loan guarantees, it could have a significant impact on the Company, including, but not limited to, ending the bridge investment strategy, ending the warehousing strategy, and the Company may find itself holding loans whose value has been significantly impaired.

Government Efficiency Eliminates the Need for Bridge Loans

The Company’s bridge strategy is predicated on the significant delay between when the approved lender authorizes the US Government-backed loan and when the US Government entity (such as USDA) formally approves its guarantee. Currently, it is a 6–9-month lag. If the US Government dramatically speeds up the process, there may be no need for the Company to offer bridge financing.

The Government Agency Refuses to Approve a Loan which the Company has Provided Bridge Financing

The Company provides bridge financing where a business loan has been approved by a lender but is waiting on formal sign-off from the relevant Government entity (such as the USDA or SBA). If the US Government entity decides to not approve the loan, then Company may not be able to exit its bridge loan or only able to exit at a loss.

Warehoused Loans May Not Sell

The Company plans to warehouse government-guaranteed portion of loans for resale. Typically, these are held for three months or less, and, historically, these loans typically sell at a premium to par because of the government guarantee. However, if the Company cannot sell these loans profitably, it may take a loss to exit, or it may be stuck holding the loans. The Company intends to require loan originators to buy back loans that will not sell. However, not every agreement may have this put requirement, and the originator may refuse to honor this obligation.

Loan Servicing Requirements May Impact Demand and Price

Government guarantee programs such as OneRD require the approved lender to also service the loan, even if part or all of the loan is sold. Ther servicer charges a fee for this service. This could impact both the market demand and price when selling the government-guaranteed portion of the loan.

Resale of the US Government-Guaranteed Portion of Loans is Impacted by Multiple Factors

Factors that impact pricing of US Government-guaranteed portion of loans include, but are not limited to, loan term, interest rate (including formula if floating), industry, size of the loan, prepayment terms, underlying quality of the company, and servicing fees. All these factors impact pricing. For example, a loan with a long term and high interest will typically be deemed more attractive. Most acquirers prefer a prime-based interest rate formula. In general, the sweet spot for loans is $5m-$20M. Loans outside of this window may not command the same premium, even if sold in smaller portions like $500K or $1M. Some industries are deemed less attractive. For example, during COVID, many investors would not buy loans linked to travel lodging. Loans with low prepayment penalties typically demand less of a premium. Companies that are less financially strong will command less premium because of the default risk, even if the US Government will make the investor whole. Companies with very strong financials also will command less of a premium because of prepayment risk. High servicing fees will erode the premium paid to purchase the loan because of the added costs.

Future US Government Regulations May Restrict Bridge Loans and Warehousing Loans

The Company is currently not an approved lender for any Government program such as the USDA OneRD or SBA 7a program. The Company is also not a bank, or equivalent, such as a credit union. If the US Government decided to prohibit bridge loans and warehousing loans or restrict participants to approved lenders and/or banking institutions, that would have adverse consequences on our business.

GL Has No Prior Experience Managing a BDC or RIC

After the Company has its Initial Closing, the Company’s Investment Management Agreement and Administration Agreement with GL becomes effective. GL has no prior experience managing a BDC. Therefore, we may not be able to successfully operate our business or achieve our investment objective. As a result, an investment in shares of our common stock may entail more risk than shares of common stock of a comparable company with a substantial operating history.

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

(b) Exhibits

Form 10-12G/A filed by X1 Capital, Inc. on December 28 2023
Form N-54A filed by X1 Capital Inc. on November 11, 2023
Form 10K filed by X1 Capital Inc. on December 13, 2024
3.1	Amended Articles of Incorporation filed in the 8K on February 28, 2025
3.2	Amended By-Laws filed in the 8K on February 28, 2025
10.1	Investment Management Agreement filed in the 8K on February 28, 2025
10.2	The Administration Agreement filed in the 8K on February 28, 2025
10.3	The Shareholder Dividend Reinvestment Plan filed in the 8K on February 28. 2025
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

Date: April 5, 2025