Form 10-K
period 2025-06-30
X1 Capital Inc.
filed 2025-09-15
CIK 1999538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01672

X1 CAPITAL INC.

(Exact Name of Registrant as Specified in Charter)

Maryland (State or other jurisdiction of incorporation or registration) 6637 S Winding Brook Dr. Fairhope, AL (Address of principal executive office)	EIN withheld for security concerns (I.R.S. Employer Identification No.) 36532 (Zip Code)

(713) 614-7755

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES o NO ☑

As of September 1, 2025, the registrant had 240 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

Contents

PART I.6

Item 1. Business6

Item 1A.Risk Factors9

Item 1B. Unresolved Staff Comments32

Item 1C.Cybersecurity32

Item 2. Properties33

Item 3. Legal Proceedings33

Item 4. Mine Safety Disclosures33

PART II34

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities34

Item 6. Selected Consolidated Financial Data35

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations36

Overview36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk40

Item 8. Consolidated Financial Statements and Supplementary Data42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure53

Item 9A. Controls and Procedures53

Item 9B. Other Information54

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections54

PART III55

Item 10. Directors, Executive Officers and Corporate Governance55

Item 11. Executive Compensation57

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters58

Item 13.Certain Relationships and Related Transactions, and Director Independence58

Item 14.Principal Accountant Fees and Services58

PART IV59

Item 15.Exhibits, Financial Statement Schedules59

Item 16.Form 10-K Summary59

SIGNATURES60

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

PART I.

Item 1.Business

X1 Capital Inc. (“X1” or “X1 Capital” or the “Company”) formed on July 25, 2023 as a corporation under the laws of the State of Maryland. The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is internally managed.

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

The Company primarily invests in private US companies. The Company focuses on four strategies. First, the Company provides bridge loans to private companies that have been conditionally approved for government-guaranteed loans by an approved lender under programs such as the USDA One RD program but are waiting for funding.

Second, the Company focuses on acquiring BDC-qualified loans to warehouse for resale. This is done by both acquiring loans directly and by investing in firms that acquire and hold loans for resale. The primary loan-type focus are government-guaranteed loans or participating interests in government-guaranteed loans.

Third, the Company focuses on providing bridge financing to companies expecting payment for Federal and State tax credits, Federal and State incentive program programs, and Federal and State receivables.

Finally, the Company may provide debt or equity to private companies to fund growth or acquisitions.

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

Board of Directors

Our Board of Directors has ultimate authority as to our investments, but we delegate authority to Company management to select and monitor our investments, subject to the supervision of the Board of Directors. As of September 11, 2025, the Board of Directors consists of three members.

On August 21, 2025, Edd Hatfield replaced James Hickey as a Board Member. Although Mr. Hickey stepped down, he continues to serve as CEO of the Company. Edward Hatfield is co-CEO at UK firm Operations.Finance.  Prior to this, Mr. Hatfield served as Group CFO at BOOST&Co and Growth Lending in the UK.  Before this, Mr. Hatfield was a financial controller for Grainmarket Asset Management LLP and Xchanging PLC. Mr. Hatfield received his Bachelors of Science in Accounting and Finance from the University of Bristol. Mr. Hatfield holds his ACA from ICAEW.

Ladislas Mysyrowicz is the CEO of Growth Lending, which is a UK-based non-bank lender. Prior to Growth Lending, Mr. Mysyrowicz was a Partner at ETV Capital. Mr. Mysyrowicz began his career at McKinsey. Mr. Mysyrowicz’s undergraduate degree is Electrical and Electronic Engineering from ETH Zurich.

Finally, Professor Steven Kelts serves on the Board of Directors. Professor Kelts is a professor at Princeton University at the School of Public and International Affairs and is affiliated with the University Center for Human Values (UCHV). He is also an ethics advisor to the Responsible A.I. Institute. Professor Kelts received his Ph.D. in Political Science from Stanford University and his B.A. from Harvard University in Government and Philosophy.

Management Expense

X1 Capital is an internally managed BDC. For the fiscal year 2025, Alternative Risk Strategies LLC (“ARS”) paid for all expenses, although it was reimbursed by Growth Lending LLC for these expenses starting November 1st, 2024.

On August 21, 2025, 100% of shareholders approved the Company to start directly paying its expenses and approved the Company entering into an Administration Agreement with Growth Lending LLC.

Incentive Fee

As X1 Capital is an internally managed BDC, there is no formal incentive fee like an externally managed BDC. At this time, there is no formal incentive plan in place. Any future incentive plan will require Board approval. This being said, shareholders and the Board anticipate that the Company in the future will become externally managed by Growth Lending GP LLC.

Additional Fund Expenses

For fiscal year 2025, the Company did not directly incur any expenses.

However, with the August 21, 2025 shareholder approval, the Company will start incurring expenses. Growth Lending LLC, at its discretion, may directly pay for these expenses and not seek reimbursement. In addition to fees outlined in the Administration Agreement signed on August 21, 2025, these future expenses could include, but are not limited to:

•Consulting & staffing expenses

•Accounting expenses

•Capital raise expenses

•Fees and expenses payable to third parties

•Interest payable on debt, if any, incurred to finance our investments

•Investment advisory and management fees

•Transfer agent and custodial fees

•Federal and state fees and taxes

•All costs of registration and listing our securities on any securities exchange

•Independent directors’ fees and expenses

•Costs of preparing and filing reports or other documents required by the SEC, the Financial Industry egulatory Authority or other regulators

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

Staffing

We currently have one senior executive, James Hickey, who serves as CEO, CFO, and CCO. As of August 21, 2025, have an Administration Agreement with Growth Lending LLC to provide administrative services. In the future, we anticipate signing an investment management agreement with Growth Lending GP LLC to provide investment services.

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

Risks Related to Our Business and Structure

We have limited operating history as a BDC.

The Company was formed on July 25, 2023 and has limited operating history as a BDC. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. From time to time, the Company may pursue investment opportunities in which it has more limited experience. We may also be unable to replicate the historical performance of employees of X1 Capital. In addition, we may be unable to generate sufficient revenue from our operations to make or sustain distributions to our stockholders.

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

We have not identified any specific investments that we will make with the proceeds from any investment, and you will not have the opportunity to evaluate our investments prior to subscribing to purchase our common stock. As a result, our offering may be considered a “blind pool” offering.

The Company has not presently identified, made investments in or contracted to make any investments. As a result, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on the Company and our Board of Directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because investors are not able to evaluate our investments in advance of purchasing our common stock, the Private Offering may entail more risk than other types of offerings. This additional risk may hinder your ability to achieve your own personal investment objective related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective will depend on our ability to effectively manage and deploy capital, which will depend, in turn, on the Company’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

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

We will depend on the diligence, skill and investment acumen of James Hickey Chief Executive Officer, along with the other investment professionals including those at Growth Lending LLC. Mr. Hickey, together with employees of the Growth Lending LLC, will evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of Mr. Hickey. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Hickey or any of the other employees, consultants, and board members could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The employees may become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest in allocating their time. We expect that Mr. Hickey will dedicate substantially all of his time to the activities of our company, however, he may be engaged in other business activities which could divert their time and attention in the future.

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

Mr. Hickey currently serves as the Managing Director of Crimson Wealth Management Inc., a registered investment advisor (RIA). Mr. Hickey also serves as Managing Director of Alternative Risk Strategies LLC (“ARS”), a consulting firm. In addition, our executive officers and directors, as well as the current and future members of the Company of Growth Lending LLC, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders.

In the course of our investing activities, the Company will pay compensation, overhead, and expenses to employees, Board of Directors, affiliates, and third parties. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the Company and affiliates will have interests that differ from those of our stockholders, giving rise to a conflict.

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

Our compensation structure may induce the Company to pursue speculative investments and to use leverage when it may be unwise to do so.

The Company has not yet established a compensation structure. To the extent a compensation structure is set up that is based upon assets under management and/or based on a percentage of profits, it may create an incentive to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangement because it may encourage the Company to use leverage to increase asset under management or enhance the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock.

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

The Company may indemnify employees, Board of Directors, consultants, third party vendors, and affiliates against certain liabilities, which may lead the Company to act in a riskier manner than it would otherwise.

The Company may indemnify employees, Board of Directors, consultants, third party vendors, and affiliates for acts or omissions performed in accordance with and pursuant to the operations of the Company, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties. In addition, the Company may indemnify employees, Board of Directors, consultants, third party vendors, and affiliates from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties.

The Company may not be able to achieve the same or similar returns as those achieved by Mr. Hickey and other employees and consultants, including Growth Lending LLC, in the past.

Historical achievements are not necessarily indicative of future results that will be achieved by the Company.

Investors may default on capital drawdowns.

Capital Drawdowns (as defined in the Subscription Agreement) may be issued by the Company from time to time at the discretion of the Company based upon an assessment of the needs and opportunities of the Company. To satisfy such Capital Drawdowns, investors may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. If an investor fails to pay when due installments of its capital commitment to the Company, and the capital commitments made by non-defaulting investors and borrowings by the Company are inadequate to cover the defaulted capital commitment, the Company may be unable to pay its obligations when due. As a result, the Company may be subjected to significant penalties that could materially adversely affect the returns of the investor (including non-defaulting investors).

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

Investors in a private offering of the Company may be subject to transfer restrictions.

Prior to the completion of an initial public offering, investors who participate in a private offering of the Company may be restricted on ability to sell, assign, transfer or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us. Following completion of an initial public offering, stockholders may be restricted from selling or disposing of their shares of common stock contractually by a lock-up agreement with the underwriters of the initial public offering and secondary offerings, and by the terms of the Subscription Agreement.

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

The US Government may not honor its loan guarantee

US Government runs multiple loan guarantees programs including USDA OneRD and SBA 7a. If the US Government decided to not honor its loan guarantees, it could have a significant impact on the Company, including, but not limited to, ending the bridge investment strategy, ending the warehousing strategy, and the Company may find itself holding loans whose value has been significantly impaired.

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

Warehoused loans may not sell

The Company plans to warehouse government-guaranteed portion of loans for resale. Typically, these are held for three months or less, and, historically, these loans typically sell at a premium to par because of the government guarantee. However, if the Company cannot sell these loans profitably, it may take a loss to exit, or it may be stuck holding the participating interest in the loans.

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

Resale of the US Government-guaranteed portion of loans is impacted by multiple factors

Factors that impact pricing of US Government-guaranteed portion of loans include, but are not limited to, loan term, interest rate (including formula if floating), industry, size of the loan, prepayment terms, underlying quality of the company, servicing fees, and investor demand. All these factors impact pricing. For example, a loan with a long term and high interest will typically be deemed more attractive. Most acquirers prefer a prime-based interest rate formula. In general, the sweet spot for loans is $5m-$20M. Loans outside of this window may not command the same premium, even if sold in smaller portions like $500K or $1M. Some industries are deemed less attractive. For example, during COVID, many investors would not buy loans linked to travel lodging. Loans with low prepayment penalties typically demand less of a premium. Companies that are less financially strong will command less premium because of the default risk, even if the US Government will make the investor whole. Companies with very strong financials also will command less of a premium because of prepayment risk. High servicing fees will erode the premium paid to purchase the loan because of the added costs.

Future US Government regulations or interpretation of regulations may restrict bridge loans and warehousing loans

The Company is currently not an approved lender for any Government program such as the USDA OneRD or SBA 7a program. The Company is also not a bank, or equivalent, such as a credit union. If the US Government decided to add regulations or interprete regulations such that we are prohibited from making bridge loans and warehousing loans, that would have adverse consequences on our business.

The Company could unintentionally acquire or provide a fraudulent loan

The Company could unintentionally become a victim of fraud by either acquiring or issuing a loan where there is fraud involved. In such a case, the Company may not be able to recoup its investment and may suffer a loss.

Internal control deficiencies could impact the accuracy of our financial results or prevent the detection of fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Any failure by us to identify future deficiencies in our internal control over financial reporting in a timely manner or remediate any such deficiencies, could prevent us from accurately and timely reporting our financial results. Inferior internal controls could also cause investors to lose confidence in our reported financial information.

The development and use of Artificial Intelligence (“AI”) present risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattack.

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

Holders

There are 240 outstanding shares. Currently, all shares are owned by Growth Lending LLC, which is wholly owned by Board Member Ladislas Myyrowicz.

Distribution Policy

To date, we have not distributed any capital as we have not made any investment nor generated any income. Because we intend to maintain our qualification as a RIC, we intend to distribute at least 90% of our annual taxable income to our shareholders.

Dividend Reinvestment Plan

We have not yet implemented the Dividend Reinvestment Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

On November 1, 2024, Growth Lending LLC acquired all the outstanding shares of the Company.

Item 6.Selected Consolidated Financial Data

The following selected financial data as of and for the fiscal year ending June 30, 2025 is derived from our consolidated financial statement. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data included elsewhere in this Report:

As of the and for the Years Ending June 30,
2025
Consolidated Statements of Operations data:
Total investment income	$0
Total expenses	0
Net investment income	0

Net realized and unrealized gains (losses)	0
Net increase (decrease) in net assets from operations	$0

Per Share Data:
Net Asset Value per Common Share	$25
Net investment income per Common Share – basic and diluted	0
Earnings (loss) per Common Share – basic and diluted	0
Distributions per Common Share	0

Consolidated Statement of Assets and Liabilities (at period end):
Total assets	$6,005
Total investments, a fair value	0
Total liabilities	0
Total net assets	5
$6,000
Other Data:
Total investment return	0
Number of portfolio companies at year end	0

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

Overview

The Company is a Maryland corporation formed on July 25, 2023, and is an internally managed, non-diversified closed-end management investment company. We are pre-revenue as of June 30, 2025.

The Company primarily invests in private US companies. The Company focuses on three strategies. First, the Company provides bridge loans to private companies that have been approved for government-guaranteed loans by an approved lender under programs such as the USDA One RD program but are waiting for final approval from the USDA. The Company may expand this business to become an approved lender under such programs.

Second, the Company focuses on acquiring BDC-qualified loans to warehouse for resale. This is done by both acquiring loans directly and by investing in firms that acquire and hold loans for resale. The primary loan-type focus are government-guaranteed loans or participating interests in government-guaranteed loans.

Third, the Company focuses on providing bridge financing for companies expecting payment for Federal and State tax credits, Federal and State incentive program programs, and Federal and State receivables.

Additionally, the Company may provide debt or equity to private companies to fund growth or acquisitions.

Investments

As of June 30, 2025, the Company has not made any investment. The Company’s only asset is $6,005 in a business bank account.

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

Revenue

As of June 30, 2025, the Company has not generated any revenue.

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

Expenses

As of June 30, 2025, the Company has not incurred any expenses, as expenses were paid by ARS. The $5 obligation on the balance was just to keep the bank account open and is offset by the additional $5 in the account.

However, with the August 21, 2025 shareholder approval, the Company will start incurring expenses. Growth Lending LLC, at its discretion, may directly pay for these expenses and not seek reimbursement. In addition to fees outlined in the Administration Agreement signed on August 21, 2025, these future expenses could include, but are not limited to:

•Consulting & staffing expenses

•Accounting expenses

•Capital raise expenses

•Fees and expenses payable to third parties

•Interest payable on debt, if any, incurred to finance our investments

•Investment advisory and management fees

•Transfer agent and custodial fees

•Federal and state fees and taxes

•All costs of registration and listing our securities on any securities exchange

•Independent directors’ fees and expenses

•Costs of preparing and filing reports or other documents required by the SEC, FINRA, or other regulators

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

Leverage

As of June 30, 2025, the Company did not have any debt and had not incurred any interest expense. However, after this date, the Company signed an agreement with a bank to provide a credit facility.

Portfolio Composition and Investment Activity

As of June 30, 2025, the Company had not made any investment, and the only asset was $6,005 held in a bank account. Since that date, the Company has started making investments.

Results of Operations

For the fiscal year 2025, the Company has not generated any revenue nor incurred any expenses. There are no gains (or losses) on investment or operations. The NAV remains at $25.00 per share.

Off-Balance Sheet Arrangements

As of June 30, 2025, The Company does not have any unfunded commitments. The only off-balance sheet arrangement is that ARS agreed to fund the Company’s expenses until the Initial Close. Growth Lending LLC will reimburse ARS for all these expenses starting November 1st, 2024. The agreement ended with 100% of the shareholder vote on August 21, 2025.

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

On August 21, 2025, the Company signed an Administration Agreement with Growth Lending LLC.

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

Contractual Obligations

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have not yet commenced investment activities, so all the commentary below is forward-looking after the Initial Close. Our only asset is $6,005 sitting in a non-interest bearing bank account.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of X1 Capital Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of X1 Capital Inc. (the Company) as of June 30, 2025, and the related statements of income, stockholders’ equity, and cash flows for the nine-month period then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the nine-month period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DiPiazza LaRocca Heeter & Co., LLC

DiPiazza LaRocca Heeter & Co., LLC

We have served as the Company’s auditor since 2023. Birmingham, Alabama

September 5, 2025

X1 CAPITAL INC.
Balance Sheet
June 30, 2025 and September 30, 2024

 6/30/2025  9/30/2024

Assets

Cash	$6,005	$6,000

Total assets	$6,005	$6,000

Liabilities and shareholders' equity

Total liabilities	$5	$-

Shareholders' equity
Common stock (Par $0.01), 240 shares
issued and outstanding
Additional paid-in-capital
Total shareholders' equity

2
5,998
6,000

2
5,998
6,000

Total liabilities and shareholders' equity	$6,005	$6,000

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.
Income Statement
For the Period Ended June 30, 2025

6/30/2025   9/30/2024

Total revenue	$-	$-

Total expenses  -   -

Net income resulting from operations	$-	$-

Total other comprehensive income  -   -

Total comprehensive income	$-	$-

Net income available to common shareholders
Basic and diluted	$-	$-

 240  240

Avg shares common stock outstanding
Basic and diluted

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.
STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine-Month Period Ended June 30, 2025 and Year Ended September 30, 2024
	Common Stock	Additional Paid- in-Capital	Retained Earnings	Shareholders' Equity
Balance as of September 30, 2023	$1	$1,999	$-	$2,000
Shares purchased (160 shares)	1	3,999	-	4,000
Net income
Balance as of June 30, 202	$2	$5,998	$-	$6,000

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.
Statement of Cash Flows
For the Period Ended June 30, 2025

	6/30/2025		9/30/2024
Cash Flows from Operating Activities
Net income resulting from operations		$-	$-
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Due to from shareholders		-	2,000
Changes in operating assets and liabilities:
Accounts payable	5		-

	Net cash used in operating activities	5	2,000

		-	4,000
Cash	Net change in cash	5	6,000

Beginning of period         6,000 ___________

Cash Flows from Financing Activities
Shares purchased

End of period	$6,005	$6,000

The accompanying notes are an integral part of the financial statements.

X1 CAPITAL INC.

Notes to Financial Statements June 30, 2025

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

X1 CAPITAL INC.

Notes to Financial Statements June 30, 2025

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES – Continued

Cash

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At June 30, 2025 and September 30, 2024, the Company had no cash equivalents. Woodforest National Bank has custody of the cash held by the Company.

Accounts Receivable

The Company reports trade receivables at net realizable value. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and, once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings. As of June 30, 2025 and September 30, 2024, there were no accounts receivable and therefore none were considered uncollectible and no allowance was considered necessary.

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

X1 CAPITAL INC.

Notes to Financial Statements June 30, 2025

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

Subsequent Events

The Company evaluated its June 30, 2025 financial statements for subsequent events through the date the financial statements were issued. All subsequent events affecting the financial statements for the period presented have been included.

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

X1 CAPITAL INC.

Notes to Financial Statements June 30, 2025

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

X1 CAPITAL INC.

Notes to Financial Statements June 30, 2025

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

As of June 30, 2025, the Company had no investments.

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company has authority to issue 100,000,000 shares of stock, initially consisting of 100,000,000 shares of Common Stock, $0.01 par value per share. The aggregate par value of all authorized shares of stock having par value is $1,000,000. If shares of one class or series of stock are classified or reclassified into shares of another class or series of stock, the number of authorized shares of the former class or series shall be automatically decreased and the number of shares of the latter class or series shall be automatically increased, in each case by the number of shares so classified or reclassified, so that the aggregate number of shares of stock of all classes and series that the Company has authority to issue shall not be more than the total number of shares of stock above. As of November 1, 2024, Growth Lending LLC acquired 100% of the outstanding shares of the Company. As of June 30, 2025 and September 30, 2024, the Company had a total of 240 shares issued and outstanding.

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

Board of Directors

On August 21, 2025, Edd Hatfield replaced James Hickey as a Board Member. Although Mr. Hickey stepped down, he continues to serve as CEO of the Company. Edward Hatfield is co-CEO at UK firm Operations.Finance.  Prior to this, Mr. Hatfield served as Group CFO at BOOST&Co and Growth Lending in the UK.  Before this, Mr. Hatfield was a financial controller for Grainmarket Asset Management LLP and Xchanging PLC. Mr. Hatfield received his Bachelors of Science in Accounting and Finance from the University of Bristol. Mr. Hatfield holds his ACA from ICAEW.

Ladislas Mysyrowicz is the CEO of Growth Lending, which is a UK-based non-bank lender. Prior to Growth Lending, Mr. Mysyrowicz was a Partner at ETV Capital. Mr. Mysyrowicz began his career at McKinsey. Mr. Mysyrowicz’s undergraduate degree is Electrical and Electronic Engineering from ETH Zurich.

Finally, Professor Steven Kelts serves on the Board of Directors. Professor Kelts is a professor at Princeton University at the School of Public and International Affairs and is affiliated with the University Center for Human Values (UCHV). He is also an ethics advisor to the Responsible A.I. Institute. Professor Kelts received his Ph.D. in Political Science from Stanford University and his B.A. from Harvard University in Government and Philosophy.

Board Leadership Structure

Our Board of Directors monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to us. Additionally, our Board of Directors approves the appointment of our officers, reviews and monitors the services and activities performed by the Company and approves the engagement, and reviews the performance of, our independent public accounting firm.

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

Presently, Mr. Mysyrowicz serves as the Chairman of our Board of Directors. Mr. Mysyrowicz is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act.

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

Audit Committee

The members of our audit committee are Messrs. Hatfield and Kelts. Mr. Mysyrowicz serves as Chair of the audit committee. Our Board of Directors has determined that Mr. Hatfield is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The audit committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the audit committee. The audit committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates pursuant to a charter approved by our Board of Directors. The members of the nominating and corporate governance committee are Messrs. Kelts and Hatfield. Mr. Hatfield serves as Chair of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. Our nominating and corporate governance committee may consider nominating an individual recommended by a stockholder for election as a director if such stockholder complies with the advance notice provisions of our bylaws.

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

--------------------*

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

Mr. Mysyrowicz is CEO of the Growth Lending, LLC. On November 1st, 2024, Growth Lending LLC acquired all the shares. As part of the transaction, Growth Lending LLC agreed to reimburse ARS for all Company expenses effective November 1st, 2024. Additionally, Mr. Mysyrowicz is CEO of the UK-based Growth Boost&Co Ltd (d/b/a Growth Lending).

Item 14.Principal Accountant Fees and Services

As of August 21, 2025, ARS, on behalf of the Company, has paid DiPiazza LaRocca Heeter & Co., LLC. $3625 for audit work.

PART IV

Item 15.Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this annual report on Form 10-K: (a) Consolidated Financial Statements (1) Consolidated Financial Statements — Refer to Part II, Item 8 of this Form 10-K, which are filed herewith:

Exhibits

Exhibit #	Document Description
3.1	Articles of Incorporation
3.2	By-Laws
10.1	Administration Agreement
10.2	Custodian Agreement
10.3	Credit Agreement
31.1	Certificate of the CEO & CFO Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO & CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

X1 Capital Inc.

By: /s/ JAMES HICKEY

James Hickey

Chief Executive Officer & Chief Financial Officer

Date: September 12, 2025