Form 10-Q
period 2025-09-30
X1 Capital Inc.
filed 2025-11-20
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of November 10, 2025, the registrant had 240 shares of common stock, $0.01 par value per share, outstanding.

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

For further information, please see Risk Factors” of Part II of this quarterly report and Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K, and our Form 10 filing.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

X1 CAPITAL INC.

Statements of Assets and Liabilities

	September 30, 2025 (unaudited)	December 31, 2024 (FY End)

Assets
Cash & Cash Equivalents	$24,846	$6,005
Accounts Receivable	4,013	-
Total Current Assets	28,859	6,005

Other Assets	116,066	-
Investments	39,409,460	-

Total Assets	$39,554,385	$6,005

Liabilities & Equity
Accounts Payable	$25,169	$5
Other Current Liabilities	300,419	-
Total Current Liabilities	325,588	5

Bank Facility	11,981,000	-
Total Liabilities	12,306,589	5

Equity	6,000	6,000
Participation Capital	24,987,467	-
Net Income	2,254,329	-
Total Equity	27,247,796	6,000

Total Liabilities & Equity	39,554,385	6,005

Comments and Contingencies
Net Assets
Common stock, $0.01 par value, 240 shares issued and outstanding	$2	$2
Additional paid-in capital	5,998	5,998
Total distributable earnings (loss)	2,254,329	-
Total Net Assets	$2,260,329	$6,000
Net Asset Value per Share	$9,418	$25

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Operations (Unaudited)

	Three Months Ending	Three Months Ending
	Sep 30, 2025	Dec 31, 2024
Income
Investment Income	$965,105	$-
Total Investment Income	965,105	-

Expenses
Income sharing	720,570	-
Interest expense & bank fees	92,324	-
Professional fees	267,192	-
Legal fees	59,570	-
Custodian fees	6,250	-
Other	1,168	-
Total Expenses	1,147,074	-

Net Investment Income	(181,969)	-

Unrealized Gain on Investments	2,436,298	-

Net Increase in Net Assets Resulting from Operations	$2,254,329	$-

Net investment income per common share (basic and diluted)	$(758)	$-
Net increase in net assets resulting from operations per common share	$9,393	$-
Weighted average shares outstanding (basic and diluted)	240	240

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Changes in Net Assets (Unaudited)

	Three Months Ending	Three Months Ending
	Sep 30, 2025	Dec 31, 2024
Operations
Net investment income	$(181,969)	-
Net unrealized gain	2,436,298
Net increase in net assets resulting from operations	2,254,329	-

Stockholder Distributions
Stockholder distributions
Net decrease in net assets from stockholder distributions	-	-

Capital Transactions
Issuance of common stock (net of offering and underwriting costs)
Net increase in net assets from capital transactions	-	-

Total change in net assets	2,254,329	-
Net assets at beginning of period	6,000	6,000
Net assets at end of period	$2,260,329	$6,000

Net asset value per share of common stock	$9,418.04	$25.00
Common stock outstanding at end of period	240	240

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Cash Flow (Unaudited)

	For the	For the
	Three Months Ending	Three Months Ending
	Sept 30, 2025	Dec 31, 2024
Cash flows from operating activities
Net increase in net assets from operations	$2,254,329	$-

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in investments	(38,135,770)
Change in accounts payable	25,170
Change in other current accounts	300,414
Change in other current liabilities	(1,393,769)
Change in accounts receivable
Net cash from operating activities	(36,949,626)	-

Cash flows from financing activities
Change in other equity	24,987,467
Change in bank facility	11,981,000
Net cash from financing activities	36,968,467	-

Net change in cash & cash equivalents	18,841
Cash & cash equivalents, beginning of period	6,000	6,000
Cash & cash equivalents, end of period	$24,846	$6,000

Supplemental cash flow disclosures
Interest paid	88,812	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

Date Funded	Portfolio Company	Investment Type	Loan Maturity	Investment Description	Principal	Cost	Fair Value	Notes

7/25/2025	PRC Asphalt Maintenance	Senior Secured	16-Jul-35	WSJ Prime + 3%	$359,686	$359,686	$365,280	1,2,3
7/25/2025	Smartsite Construction	Senior Secured	30-May-35	WSJ Prime + 3%	$2,457,902	$2,457,902	$2,496,145	1,2,3
8/1/2025	Five Boys Trucking, LLC	Senior Secured	28-Jul-35	WSJ Prime + 3%	$346,878	$346,878	$352,260	1,2,3
8/1/2025	R&F Express	Senior Secured	29-Jul-35	WSJ Prime + 3%	$520,637	$520,637	$528,623	1,2,3
8/15/2025	Maseka Spas LLC	Senior Secured	7-Aug-35	WSJ Prime + 3%	$632,739	$632,739	$642,668	1,2,3
8/18/2025	Agricultural Scientific	Senior Secured	31-Mar-49	WSJ Prime + 3%	$1,224,265	$1,224,265	$1,243,811	1,2,3
8/29/2025	ACR Land Services LLC	Senior Secured	25-Aug-35	WSJ Prime + 3%	$523,800	$523,800	$532,845	1,2,3
8/29/2025	Taggard Holdings	Senior Secured	21-Aug-41	WSJ Prime + 3%	$1,007,588	$1,007,588	$1,024,758	1,2,3
8/29/2025	Trinity Outdoor Solutions LLC	Senior Secured	25-Aug-35	WSJ Prime + 3%	$1,298,588	$1,298,588	$1,321,010	1,2,3
9/5/2025	Madison Auto Body LLC	Senior Secured	29-Aug-35	WSJ Prime + 3%	$148,701	$148,701	$150,960	1,2,3
9/5/2025	Rocket Resume, Inc	Senior Secured	29-Aug-35	WSJ Prime + 3%	$3,637,500	$3,637,500	$3,692,137	1,2,3
9/12/2025	Chimney Krewe Holdings LLC	Senior Secured	2-Sep-35	WSJ Prime + 3%	$1,899,879	$1,899,879	$1,924,744	1,2,3
9/19/2025	Ventura Air Services, Inc	Senior Secured	10-Sep-35	WSJ Prime + 3%	$2,651,738	$2,651,738	$2,681,234	1,2,3

Date Funded	Portfolio Company	Investment Type	Loan Maturity	Investment Description	Principal	Cost	Fair Value	Notes

9/24/2025	Ballpark National LLC	Senior Secured	18-Jun-54	WSJ Prime + 3%	$7,752,240	$7,752,240	$7,827,342	1,2,3
9/26/2025	That PPC LLC	Senior Secured	19-Sep-35	WSJ Prime + 3%	$525,328	$525,328	$530,268	1,2,3
7/14/2025	Freedom Firm LLC	Senior Secured	10-Jul-30	Fixed 30% p.a; 1.5x MOIC	$4,268,555	$4,268,555	$6,402,833
9/5/2025	Titusville Mall	Senior Secured	Month-to-Month	Current rate: 15.8%	$3,239,794	$3,239,794	$3,712,811	4
9/5/2025	BDEP Cats Paw LLC	Senior Secured	Month-to-Month	Current rate: 16.1%	$529,081	$529,081	$578,647	4
9/5/2025	Americus Fresh LLC	Senior Secured	Month-to-Month	Current rate:15.7%	$1,113,587	$1,113,587	$1,124,662	4
9/5/2025	Pennsylvania Social Equity Land Trust, Inc.	Senior Secured	Month-to-Month	Current rate: 15.3%	$2,596,939	$2,596,939	$2,276,423	4
Grand Total					$36,735,423	$36,735,423	$39,409,460

Notes for Consolidated Schedule of Investments:

1	This is held at the CBT SF LLC level
2	This is a participating interest in the government guaranteed loans which the Company has funded.
3	We anticipate selling our interest within after the US government reopens
4	These are bridge loans which will be replaced by permanent loans

X1 CAPITAL INC.

Notes to Financial Statements (Unaudited)

Item 1. Notes to Consolidated Financials

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

The Company primarily invests in private US companies. The Company focuses on three strategies. First, the Company provides bridge loans to private companies that have been conditionally approved for government-guaranteed loans by an approved lender under Agency programs but are waiting for funding and final sign off from the federal agency.

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

The Company anticipates most of its debt investments will not be rated, and that, if rated, most investments (except for loans guaranteed by the US Government) would be classified as “junk bonds / high yield bonds” as compared to “investment grade.” The Company believes its investments that are guaranteed 100% by the US Government should be treated as government securities.

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

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year.

The Company shareholders elected to adopt 150% asset coverage on November 3, 2025. The Company is treating the participation capital as equity.

Principles of Consolidation.

Under ASC 946, the Company is precluded from consolidating portfolio company investments, including those in which it has a controlling interest, unless the portfolio company is another investment company that is substantially wholly owned by it. That being said, the Company will generally consolidate a subsidiary when the design and purpose of the subsidiary is to act as an extension of the Company’s investment operations and to facilitate the execution of the Company’s investment strategy. The Company holds some of its investments at a subsidiary level (CBT SF LLC) and has elected to consolidate the subsidiary and treat it as an investment company. The Company has received participation capital from an investor at the CBT SF LLC level and has treated this investment as equity.

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

Cash and Cash Equivalents

Cash consists solely of funds deposited with financial institutions, while cash equivalents consist of short-term liquid investments in money market funds. Cash and cash equivalents are carried at cost, which approximates fair value.

Investment Transactions and Related Investment Income

The Company’s investment portfolio generates interest, loan fees, and dividend income. The Company records these on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected.

Realized gains or losses from the repayment or sale of investments are calculated using the trade date. The Company reports changes in fair value of investments from the prior period as a component of "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

Fee Sharing

These are profit-sharing payments to the Participation Capital investor.

Professional Fees

These include payments to Growth Lending LLC under the Administration Agreement, payments to James Hickey, and third parties, including accountants and lawyers.

Other Assets

The legal expenses related to the Bank Facility are classified as Other Assets and amortized over the life of the facility.

Other Current Payables

This is amounts owed under Fee Sharing.

Valuation of Portfolio Investments

The Company shall value the investments owned by the Company, subject at all times to the oversight of the Company's Board of Directors (the “Board”). The Company shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. A short summary of the valuation policies is below.

Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designated James Hickey as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such securities’ fair value.

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparable company multiple models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event, such as a purchase transaction, public offering, or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in its valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy that prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

•Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.

As a generalization, for debt, investments purchased at par will be valued par plus any accrued interest, fees, and dividend unless there is reason to believe the portfolio company is impaired or at risk of being impaired and unable to pay the contractually required payments. In cases where the Company has a preset sale price and the sale is anticipated in the near future, the investment is valued at the preset sale price.

The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.

Expenses

X1 Capital is an internally managed BDC. On August 21, 2025, 100% of shareholders approved the Company to start directly paying its expenses and approved the Company entering into an Administration Agreement with Growth Lending LLC. The Company has one employee, James Hickey, who serves as CEO, CFO, and CCO.

Income Taxes

The Company has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed timely to our shareholders as dividends. Therefore, no provision for federal income taxes is recorded in the financial statements. To the extent the Company is temporarily not in compliance with applicable regulations, there is a risk that the Company could be required to recognize income taxes.

Per Share Information

Basic and diluted earnings (loss) per common share are calculated using the weighted-average number of common shares outstanding for the period presented. There are currently no outstanding warrants, and no shares were issued during this reporting period. There are currently 240 shares outstanding.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

1.Investments

The Company primarily invests in private US companies. The Company focuses on three strategies. First, the Company provides bridge loans to private companies that have been conditionally approved for government-guaranteed loans by an approved lender under Agency programs, but are waiting for formal approval from the government agency.

Second, the Company focuses on acquiring BDC-qualified loans to warehouse for resale. This is done by both acquiring loans directly and by investing in firms that acquire and hold loans for resale. The primary loan-type focus are government-guaranteed loans or participating interests in government-guaranteed loans.

Finally, the Company may provide debt or equity to private companies to fund growth or acquisitions.

Strategy	Number of Investments	Fair Value	% of Portfolio
Participating Interest Loan – Government Guaranteed	15	$25,3124,085	64.2%
Bridge Loan	4	7,692,542,	19.5%
Traditional Private Loan	1	6,402,833	16.2%
Total	20	$39,409,460	100%

All the participating interest loans are 100% guaranteed by the US Government. As such, these participating interest loans are typically priced and traded similarly to US Government Agency paper. We anticipate that participating interest loans will be sold once the US Government reopens at a pre-agreed price. All these loans are held by the subsidiary CBT SF LLC.

All four of the bridge loans are bridge loans where we expect to be refinanced out of the position once the US Government approves the permanent loan application submitted by third party, unrelated banks.

Finally, we have made one traditional private loan to fund a recapitalization.

Currently, all investments are to US domiciled companies.

The Company anticipates most of its debt investments will not be rated, and that, if rated, most investments (except for loans guaranteed by the US Government) would be classified as “junk bonds / high yield bonds” as compared to “investment grade.” The Company believes its investments that are guaranteed 100% by the US Government should be treated as government securities.

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

2.Debt

The Company and its subsidiary CBT SF LLC have a $15,000,000 debt facility with Woodforest Bank. The weighted average interest rate for the period was 7.3%. As of September 30, 2025, $11,981,000 was outstanding. The debt is pegged to 30-day SOFR + 3% and there is a 0.25% commitment fee. If interest rates were to increase by 1%, it would increase interest expense by 14%. If interest rates were to decrease by 1%, it would reduce interest expense by 14%.

3.Affiliate Transactions

The Company has signed an Administration Agreement with Growth Lending LLC. Growth Lending LLC currently owns 100% of the outstanding shares. James Hickey, CEO, CFO, and CCO of the Company, is compensated through a consulting agreement between Alternative Risk Strategies LLC and the Company.

4.Commitments and Contingencies

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company's maximum exposure under these indemnities is unknown, as it would involve future claims that may be made against the Company. Currently, the Company is not aware of any such claims, and no such claims are expected to occur. As such, the Company does not consider it necessary to record a liability in this regard.

5.Subsequent Events

Management has performed an evaluation of subsequent events through November 1, 2025. Since the end of the fiscal quarter, two loans have been paid off (Ballpark National LLC and That PPC). There have been two loans added (Wander Hotel JT LLC for $2,500,000 and an additional loan to Agricultural Scientific PFD for $1,224,265).

The federal government shutdown has impacted the Company’s business because the participating interest loans cannot be sold until the US Government re-opens. Additionally, the bridge loans may not be paid off, as the lendees are waiting on permanent financing guaranteed under tUS Government programs.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. The discussion and analysis contained in this section refer to our financial condition, results of operations, and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see "Forward-Looking Statements" for a discussion of the uncertainties, risks, and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Forward-Looking Statements" appearing elsewhere in this report.

Overview

We were incorporated under the laws of the State of Maryland on July 25, 2023. We have elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a "RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes. As a BDC, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in "qualifying" assets, source of income limitations, asset diversification requirements and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Company invests in private US companies. For more information on our investment strategy and organizational structure, please see “Item 1 of Notes to Consolidated Financial Statements”. The Company began investing this quarter.

There are 240 outstanding shares in the Company. These are owned by Growth Lending LLC. Growth Lending also has an Administration Agreement with the Company. James Hickey is currently the sole employee and serves as CEO, CCO, and COO.

Critical Accounting Estimates and Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to the valuation of investments and income recognition, are described below. Please refer to “Item 1. Notes to the Consolidated Financial Statements.. Note 2. Significant Accounting Policies” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

Investments

Please see “Item 1. Notes to the Consolidated Financial Statements. Note 3 Investments” for a discussion of the current holdings.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of investments we make. In addition, as part of our risk strategy on investments, we may reduce the levels of certain investments through partial sales or syndication to additional lenders.

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

We may invest in debt securities that are either rated below investment grade or not rated by any rating agency but if they were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Revenue & Expenses

Please See “Item 1. Notes to the Consolidated Financial Statements. Note 2 Significant Accounting Policies” for an overview.

For the past quarter, the Company made $965,105 in realized investment income. This was primarily interest and profit from the sale of the loan, and loan-related fees.

The Company incurred $1,147,074 in expenses. The largest expense was $720,570 in Income Sharing with the participation capital at the CBT SF LLC. The interest expense and bank fees were $92,324. Professional fees include both Growth Lending through the Administration Agreement and James Hickey through the agreement with Alternative Risk Strategies LLC.

Net investment income was ($181,969). However, the Company has $2,436,298 in unrealized gains on investment, so the net increase in assets resulting from operations was $2,254,329.

Bank Facility

Please see “Item 1. Notes to the Consolidated Financial Statements. Note 4 Debt” for a discussion of the current debt.

The Company has a $15,000,000 facility with Woodforest National Bank.

Equity

The Company has issued and sold 240 shares at an offering price of $25.00 per share since inception. The Company did not sell or issue any security in the most recent quarter. Growth Lending LLC owns 100% of the shares.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, the Company is allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. On November 3, 2025, 100% of the shareholders approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. We are currently in compliance, as we have consolidated CBT SF LLC and treat the participation capital as equity.

Material Contracts, Obligations, & Related Party Transactions

The Company has four material contracts: the Bank Facility with Woodforest; the Custody Agreement with UMB; the Administration Agreement with Growth Lending LLC, and the consulting agreement with Alternative Risk Strategies LLC. Both Growth Lending LLC and Alternative Risk Strategies LLC are related parties. Growth Lending LLC owns 100% of the shares of the Company. James Hickey, CEO, CCO, & CFO of the Company, controls Alternative Risk Strategies LLC.

Government Shutdown

The federal government shutdown has impacted the Company’s business because the participating interest loans cannot be sold until the US Government re-opens. Additionally, the bridge loans may not be paid off, as the portfolio companies are waiting on permanent financing guaranteed under US Government programs.

Liquidity & Capital Reserves

The Company does not believe it has any material liquidity or capital reserve risk. 84% of its loans are short term. The Company estimates that once the US Government opens, it will sell its current portfolio of participating interest in loans guaranteed by the US government within a timely fashion. The Company also believes that most (if not all) its bridge loans will be paid off within 12 months. This should meet any obligations under the bank facility and operating expenses of the Company.

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually distribute dividends for U.S. federal income tax purposes to our stockholders out of the assets legally available for distribution of an amount generally at least equal to 90% of the sum of our investment company taxable income, determined without regard to any deduction for dividends paid.

If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending June 30 in that calendar year and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the "Excise Tax Distribution Requirements"), we will be liable for a 4% nondeductible excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

We did not incur any excise tax expense for any of the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including valuation risk and interest rate risk. Uncertainty with respect to the economic effects of the overall market conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

Valuation Risk

Our investments may not have readily available market quotations (as such term is defined in Rule 2a-5), and those investments that do not have readily available market quotations are valued at fair value as determined in good faith by our Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and it is possible that the difference could be material.

In accordance with Rule 2a-5, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.

Interest Rate Risk

Interest rate sensitivity and risk refer to the change in earnings that may result from changes in the level of interest rates. To the extent that we borrow money to make investments, including under the Bank Facility or any future financing arrangement, our net investment income will be affected by the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of borrowing funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates, including as a result of inflation, will not have a material adverse effect on our net investment income. Inflation is likely to continue in the near to medium-term, particularly in the United States and Europe, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

The Company and its subsidiary CBT SF LLC have a $15,000,000 debt facility. The weighted average interest rate for the period was 7.3%. As of September 30, 2025, $11,981,000 was outstanding. The debt is pegged to 30 day SOFR + 3%. If interest rates were to increase 1%, it would increase interest expense by 14%. Interest rates were to decrease by 1%, it would reduce interest expense by 14%.

Currency & Tariff/Regulatory Risk

Any portfolio company not domiciled in the United States will be subject to risks associated with changes in currency exchange rates. Any portfolio company does significant international trade could be subject to both currency risk and tariff/regulatory risk. These risks will vary depending upon the currency and specific country tariff/regulatory situation. As of the latest quarter, there were no foreign domiciled portfolio companies, and the Company is not aware of any specific currency or tariff/regulatory risk related to the operations of its portfolio companies.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "ITEM 1A. RISK FACTORS" of our Registration Statement on Form 10, filed with the SEC on December 28, 2023, the 10K filed for the fiscal year ending September 30, 2024, and the 10Q filed in April 2025.

As highlighted earlier, on February 28, the Company amended its investment strategy. As a result, the Company is adding the following risk factors below. This not meant to be a comprehensive list of all risk factors.

The US Government May Cease to Offer Loan Guarantees Programs.

A core investment strategy of the Company is offering bridge loans for businesses that have been approved for a government guaranteed loan by an approved lender but are waiting on formal government loan approval. If the US Government cancels these programs, this investment strategy may not be viable.

The US Government May Not Honor Its Loan Guarantee

US Government runs multiple loan guarantees programs to encourage economic development. If the US Government decided to not honor its loan guarantees, it could have a significant impact on the Company, including, but not limited to, ending the bridge investment strategy, ending the warehousing strategy, and the Company may find itself holding loans whose value has been significantly impaired.

Government Efficiency Eliminates the Need for Bridge Loans

The Company’s bridge strategy is predicated on the significant delay between when the approved lender authorizes the US Government-backed loan and when the US Government entity formally approves its guarantee. If the US Government dramatically speeds up the process, there may be no need for the Company to offer bridge financing.

The Government Agency Refuses to Approve a Loan which the Company has Provided Bridge Financing

The Company provides bridge financing where a business loan has been approved by a lender but is waiting on formal sign-off from the US Government. If the US Government entity decides to not approve the loan, then Company may not be able to exit its bridge loan or only able to exit at a loss.

Warehoused Loans May Not Sell

The Company warehouses government-guaranteed portion of loans for resale. Typically, these are held for three months or less, and, historically, these loans typically sell at a premium to par because of the government guarantee. However, if the Company cannot sell these loans profitably, it may take a loss to exit, or it may be stuck holding the loans for the foreseeable future. The Company intends to require loan originators to buy back loans that will not sell. However, not every agreement may have this put requirement, and the originator may refuse to honor this obligation.

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

US Government Regulations May Restrict Bridge Loans and Warehousing Loans

The Company is currently not a licensed lender for any Government program. This could have implications for our business. We currently work with third party licensed lenders.

Government Shutdown Has Impacted the Company’s Ability to Operate and to Comply with Regulations

The Company currently holds participating interest in loans which are guaranteed by the US government. The Company cannot resell its interest during the government shutdown. The Company has made bridge loans to where it expects to be taken out by permanent financing guaranteed by the US government. This cannot happen while the US Government is shut down.

Treatment of Participating Interest in Government-Guaranteed Loans

In cases where the Company has acquired a participating interest in the US Government-guaranteed portion of a loan guaranteed by the US government; the Company is treating it as government security for portfolio diversification requirements for the IRS and SEC since the investment is 100% guaranteed by the federal government, and these investment price similar to US Government debt. If this treatment is reversed, the Company may not comply with portfolio diversification requirements, which has implications.

Treatment of CBT SF LLC

The Company has decided to treat CBT SF LLC as an investment company and consolidate it. This has implications for portfolio diversification and debt leverage requirements, as we include the investments in our assets, and equity, as we treat the participation capital invested in CBT SF LLC as equity. If this treatment is reversed, the Company may not comply with SEC & IRS requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the period covered by this Quarterly Report that were not registered under the 1933 Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) List separately all financial statements filed

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC.

(b) Exhibits

3.1	Articles of Incorporation
3.2	By-Laws
10.1	Administration Agreement
10.2	Custodian Agreement
10.3	Credit Agreement
10.4	Form 10K filed on September 15, 2025
10.5	Form 10-12G/A Filed on December 28, 2023
10.6	Shareholder approval to increase leverage
31.1	Certificate of the CEO & CFO Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO & CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

X1 Capital Inc.

By: /s/ JAMES HICKEY

James Hickey

Chief Executive Officer & Chief Financial Officer

Date: November 10, 2025