Form 10-Q
period 2025-12-31
X1 Capital Inc.
filed 2026-02-11
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2025

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

As of January 30, 2026, the registrant had 240 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties, and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "outlook," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including, without limitation:

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

X1 CAPITAL INC.

Statements of Assets and Liabilities

	September 30, 2025 (unaudited)	December 31, 2024 (FY End)

Assets
Cash & Cash Equivalents	$638,167	$6,005
Accounts Receivable	1,949,122	0
Total Current Assets	2,587,290	6,005

Other Assets	169,688	0
Investments	49,103,746	0

Total Assets	$51,860,724	$6,005

Liabilities & Equity
Accounts Payable	$23,019	$5
Other Current Liabilities	463,744	0
Total Current Liabilities	486,763	5

Bank Facility	14,677,000	0
Total Liabilities	15,163,763	5

Equity	6000	6,000
Participation Capital	34,630,218
Net Income and retained earnings	2,160,743	0
Total Equity	36,696,961	6,000

Total Liabilities & Equity	$51,860,724	$6,005

Comments and Contingencies
Net Assets
Common stock, $0.01 par value, 240 shares issued and outstanding	$2	$2
Additional paid-in capital	5,998	5,998
Total distributable earnings (loss)	(275,555)	0
Total Net Assets	2,166,743	6,000
Net Asset Value per Share	9028.09	25

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statement of Operations (Unaudited)

	Three Months Ending		Six Months Ending
	Dec 31 2025	Mar 30 2025	Dec 31 2025	Mar 30 2025
Income
Investment income	$1,160,463	$0	$2,125,568	$0
Total investment income	1,160,463	0	2,125,568	0

Expenses
Income sharing	882,572	0	1,603,142	0
Interest expense & bank fees	246,925	0	355,839	0
Professional & legal fees	97,775	0	424,538	0
Other	10,186	0	17,604	0
Total expenses	1,237,458	0	2,401,123	0

Net investment income	(76,995)	0	(275,555)	0

Unrealized gain on investment	0	0	2,436,298	0

Net Increase in Net Assets Resulting from Operations	(76,995)	0	2,160,743	0

Net investment income per common share (basic and diluted)	(321)	0	(1148)	0

Net increase in net assets resulting from operations per common share	(321)	0	9003.09	0

Weighted average shares outstanding (basic and diluted)	240	240	240	240

1.In 2025, the Company changed its fiscal year-end to June 30th from September 30th.

2.There are no options outstanding in the Company, so basic and diluted values are the same.

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Consolidated Statement of Changes in Net Assets

(Unaudited)

	Three Months Ending		Six Months Ending
	Dec 31 2025	Mar 30 2025	Dec 31 2025	Mar 30 2025
Operations
Net investment income	($76,995)	$0	$2,160,743	$0
Net unrealized gain	0	0	0	0
Net change in net assets from operations	(76,995)	0	2,160,743	0

Stockholder distributions
Stockholder distributions	0	0	0	0
Net change in net assets from stockholder distributions	0	0	0	0

Capital transactions
Issuance of common stock	0	0	0	0
Net change in net assets from capital transactions	0	0	0	0

Total change in net assets	(76,995)	0	2,160,743	0
Net assets at the beginning of the period	2,243,738	6000	6000	6000
Net assets at the end of the period	2,166,743	6000	2,166,743	6000

Net asset value per share of common stock	(321)	0	(1148)	0

Common stock outstanding at end of period	240	240	240	240

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statements of Cash Flow (Unaudited)

	For the	For the
	Six Months Ending	Six Months Ending
	31-Dec-25	30-Mar-25
Cash flows from operating activities
Net increase in net assets from operations	$ 2,160,743	$ 5

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in investments	(49,103,746)
Change in other assets	(169,688)
Change in accounts receivable	(1,949,122)
Change in accounts payable	23,014
Change in other current liabilities	463,744
Net cash from operating activities	(48,575,056)	0

Cash flows from financing activities
Change in equity	0
Change in participation capital	34,530,218
Change in bank financing	14,677,000
Net cash from financing activities	49,207,218	0

Net change in cash & cash equivalents	632,162
Cash & cash equivalents, beginning of period	6,005	6,000
Cash & cash equivalents, end of period	638,167	6,005

Supplemental cash flow disclosures
Interest paid	246,260	0

Taxes paid	0	0

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Consolidated Schedule of Investments

(Unaudited)

Dec 31, 2025

Date Funded	Portfolio Company	Investment Type	Loan Maturity	Investment Description	Principal	Cost	Fair Value	Notes
12/29/25	Accessory House Motorsports LLC	Senior Secured	09/26/2035	WSJ Prime + 3%	$310,643	$310,643	$313,396	1,2
12/29/25	JAJ Legacy Enterprises LLC	Senior Secured	11/17/2050	WSJ Prime + 2.5%	758,055	758,055	764,711	1,2
12/30/25	Geek Powered Studios, LLC	Senior Secured	04/12/35	WSJ Prime + 2.75%	683,850	683,850	689,686	1,2
12/30/25	R & A Bird House Inc dba Country House Restaurant	Senior Secured	08/12/35	WSJ Prime + 2.75%	374,663	374,663	377,860	1,2
12/30/25	Shreya 21 LLC	Senior Secured	11/12/40	WSJ Prime + 2%	534,713	534,713	539,254	1,2
10/23/25	Casacade Kitchens	Senior Secured	08/09/48	WSJ Prime + 2.25%	3,303,211	3,303,211	3,381,526	1,2
10/23/25	Candeland	Senior Secured	11/03/36	WSJ Prime + 2.5%	806,785	806,785	818,196	1,2
10/23/25	Ruff House DVPT	Senior Secured	04/15/2051	WSJ Prime + 2.75%	1,069,779	1,069,779	1,082,552	1,2
10/23/25	Baby Steps daycare	Senior Secured	05/15/2050	WSJ Prime + 3%	360,804	360,804	365,632	1,2
10/23/25	Cassava Breads	Senior Secured	10/15/2035	WSJ Prime + 2.5%	1,428,269	1,428,269	1,446,646	1,2
10/23/25	Davenport Wellness	Senior Secured	10/16/2035	WSJ Prime + 2.75%	458,621	458,621	464,796	1,2
10/23/25	EA2 Ventures	Senior Secured	10/17/2036	WSJ Prime + 3%	388,906	388,906	394,064	1,2
10/23/25	23 Red Ventures	Senior Secured	08/15/2045	WSJ Prime + 3%	2,827,473	2,827,473	2,862,920	1,2
10/31/25	Binty	Senior Secured	05/31/2051	WSJ Prime + 2.25%	971,227	971,227	983,250	1,2

f

Date Funded	Portfolio Company	Investment Type	Loan Maturity	Investment Description	Principal	Cost	Fair Value	Notes
11/14/25	Chadol Columbia	Senior Secured	06/10/55	WSJ Prime + 2.75%	452,935	452,935	458,098	1,2
12/05/25	Paris Skylar - T1	Senior Secured	05/06/26	WSJ Prime + 2.5%	577,444	577,444	583,015	1,2
12/19/25	Shree Mahavir School LLC	Senior Secured	06/23/2036	WSJ Prime + 3%	1,103,000	1,103,000	1,108,222	1,2
12/19/25	Arkansas Trails Brewing Co. LLC	Senior Secured	12/20/2050	WSJ Prime + 3%	700,216	700,216	703,531	1,2
10/30/25	Agricultural Scientific LLC_750661591	Senior Secured	10/06/55	WSJ Prime + 1.75%	1,266,774	1,266,774	1,284,566	1,2
11/25/25	Agricultural Scientific LLC - T2750661591 - Note 02 10005270	Senior Secured	10/06/55	WSJ Prime + 1.75%	557,764	557,764	564,225	1,2
11/26/25	Agricultural Scientific LLC - T1_750661591-Note 02 - 10005312	Senior Secured	10/06/55	WSJ Prime + 1.75%	1,225,110	1,225,110	1,239,504	1,2
11/26/25	Agricultural Scientific LLC - T1_750661591 – Note 03 - 10005361	Senior Secured	10/29/2055	WSJ Prime + 1.75%	547,400	547,400	554,106	1,2
12/19/25	Agricultural Scientific LLC - T2_46-025-750661591- Note 10005312	Senior Secured	10/06/55	WSJ Prime + 1.75%	343,154	343,154	344,640	1,2
12/19/25	Agricultural Scientific LLC - T1_46-025-750661591; Note:10005288	Senior Secured	10/29/2055	WSJ Prime + 1.75%	1,041,994	1,041,994	1,046,510	1,2

Date Funded	Portfolio Company	Investment Type	Loan Maturity	Investment Description	Principal	Cost	Fair Value	Notes
12/19/25	Agricultural Scientific LLC - T2_46-025-750661591- Note 10005361	Senior Secured	10/29/2055	WSJ Prime + 1.75%	432,012	432,012	433,923	1,2
12/05/25	Thomas Concrete	Senior Secured	10/29/2055	WSJ Prime	3,637,500	3,637,500	3,686,781	1,2
09/24/25	Ballpark National LLC	Senior Secured	06/18/54	WSJ Prime + 3%	7,744,763	7,744,763	7,896,414	1,2
7/14/2025	Freedom Firm LLC	Senior Secured	07/10/30	Fixed 30% p.a; 1.5x MOIC	4,268,555	4,268,555	4,453,708
9/5/2025	Titusville Mall	Senior Secured	Month-to-Month	Initial: 6M SOFR + 9%; Extension: 6M SOFR + 9.5%, Default: 6M SOFR + 10.5%, Late Fee: 5% p.a	3,239,794	3,239,794	3,638,737	3
9/5/2025	BDEP Cats Paw LLC	Senior Secured	Month-to-Month	Initial: 3M SOFR + 9.5%; Extension: 3M SOFR + 10%, Default: 3M SOFR + 11%, Late Fee: 5% p.a; Extension Fee: 1.5%; Default Fee: 1%	529,081	529,081	602,188	3
9/5/2025	Americus Fresh LLC	Senior Secured	Month-to-Month	Initial: 6M SOFR + 9%; Extension: 6M SOFR + 9.5%, Default: 6M SOFR + 10.5%, Late Fee: 5% p.a; Extension: 1%	1,113,587	1,113,587	1,201,772	3

Date Funded	Portfolio Company	Investment Type	Loan Maturity	Investment Description	Principal	Cost	Fair Value	Notes
9/5/2025	Pennsylvania Social Equity Land Trust, Inc.	Senior Secured	Month-to-Month	Initial: 6M SOFR + 8.5%; Extension: 6M SOFR + 9%, Default: 6M SOFR + 10%, Late Fee: 5% p.a; Extension Fee: 1%	2,596,939	2,596,939	2,281,106	3
10/23/2025	Wander Hotel	Senior Secured	06/13/2030	Fixed 8% p.a	2,500,000	2,500,000	2,538,213	3
Grand Total				$48,155,020		$48,155,020	$49,103,746

Notes for Consolidated Schedule of Investments:

1	This is held at the CBT SF LLC level.
2	This is a participating interest in a US government-guaranteed loan, which the Company has funded.
3	This is a bridge loan, which will be replaced by permanent loans.

X1 CAPITAL INC.

Notes to Financial Statements (Unaudited)

Item 1. Notes to Consolidated Financials

1.Organization

X1 Capital Inc. (“X1” or “X1 Capital” or the “Company”) was formed on July 25, 2023, as a corporation under the laws of the State of Maryland. The Company is structured as a closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is internally managed.

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

The Company primarily invests in private US companies. The Company focuses on three strategies. First, the Company provides bridge loans to private companies that have been conditionally approved for government-guaranteed loans by an approved lender under U.S. government agency programs, but are waiting for funding and final sign-off from the federal agency.

Second, the Company focuses on acquiring qualified loans to warehouse for resale. This is done by both acquiring loans directly and by investing in firms that acquire and hold loans for resale. The primary loan-type focus is government-guaranteed loans or participating interests in government-guaranteed loans.

Finally, the Company may provide debt or equity to private companies to fund growth or acquisitions.

The Company anticipates most of its debt investments will not be rated, and that, if rated, most investments (except for loans guaranteed by the US Government or US Government Agencies) would be classified as “junk bonds / high yield bonds” as compared to “investment grade.” The Company believes its investments that are guaranteed 100% by the US Government should be treated as government securities.

Investment-grade bonds are bonds rated at a level that signifies a relatively low risk of default. Credit rating agencies like Moody's, Standard & Poor's, and Fitch assign ratings to these bonds. Bonds rated at or above 'BBB-' (or its equivalent, depending on the rating agency) are considered investment grade. Junk bonds (high-yield bonds) are bonds rated below 'BBB-'. These ratings indicate a higher risk of default or financial instability of the issuing entity. The term "junk" does not denote the quality of the bond per se but rather signifies a higher risk and, consequently, a higher potential return. The higher yield serves as compensation for investors willing to take on greater risk. Junk bonds are often utilized by companies with less established credit histories or those undergoing financial restructuring, providing them with necessary capital at the cost of higher interest rates.

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

In 2025, the Company changed its fiscal year-end to June 30th from September 30th.

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

Investment Income

The Company’s investment portfolio generates interest, dividends, loan fees, and profit upon sale. The Company records these on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected.

Realized gains or losses from the repayment or sale of investments are calculated using the trade date. The Company reports changes in fair value of investments from the prior period as a component of "Net change in unrealized gain (loss) on investments" on the Consolidated Statements of Operations.

Fee Sharing

These are profit-sharing payments to the Participation Capital investor.

Professional & Legal Fees

These include payments to Growth Lending LLC under the Administration Agreement, payments to James Hickey, and third parties, including accountants and lawyers.

Other Assets

Other Assets are primarily legal expenses from the bank line of credit and are amortized over the life of the facility.

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

Second, the Company focuses on acquiring BDC-qualified loans to warehouse for resale. This is done by both acquiring loans directly and by investing in firms that acquire and hold loans for resale. The primary loan-type focus is government-guaranteed loans or participating interests in government-guaranteed loans.

Finally, the Company may provide debt or equity to private companies to fund growth or acquisitions.

Strategy	Number of Investments	Fair Value
Participating Interest Loan – Government Guaranteed	27	$34,388,023
Bridge Loan	5	10,262,015
Traditional Private Loan	1	4,453,708
Total	33	$49,103,746

All the participating interest loans are 100% guaranteed by the US Government. As such, these participating interest loans are typically priced and traded similarly to US Government Agency paper. All these loans are held by the subsidiary CBT SF LLC.

For the bridge loans, we expect to be refinanced out of the position once the US Government approves the permanent loan application submitted by third-party, unrelated banks.

Finally, we have made one traditional private loan to fund a recapitalization.

Currently, all investments are to U.S.-domiciled companies.

The Company anticipates most of its debt investments will not be rated, and that, if rated, most investments (except for loans guaranteed by the US Government) would be classified as “junk bonds / high yield bonds” as compared to “investment grade.” That being said, the Company believes its investments that are guaranteed 100% by the US Government should be treated as government securities.

Investment-grade bonds are bonds rated at a level that signifies a relatively low risk of default. Credit rating agencies like Moody's, Standard & Poor's, and Fitch assign ratings to these bonds. Bonds rated at or above 'BBB-' (or its equivalent, depending on the rating agency) are considered investment grade. Junk bonds (high-yield bonds) are bonds rated below 'BBB-'. These ratings indicate a higher risk of default or financial instability of the issuing entity. The term "junk" does not denote the quality of the bond per se but rather signifies a higher risk and, consequently, a higher potential return. The higher yield serves as compensation for investors willing to take on greater risk. Junk bonds are often utilized by companies with less established credit histories or those undergoing financial restructuring, providing them with necessary capital at the cost of higher interest rates.

2.Debt

The Company and its subsidiary CBT SF LLC have a $15,000,000 debt facility. The weighted average interest rate for the period was approximately 7.4%. As of December 31, 2025, $14,677,000 was outstanding. The debt is pegged to 30-day SOFR + 3%, and there is a 0.25% commitment fee. If interest rates were to increase by 1%, it would increase interest expense by 14%. If interest rates were to decrease by 1%, it would reduce interest expense by 14%.

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

5.Subsequent Events

Management has evaluated subsequent events through January 27, 2026. Since the end of the quarter, we have added the following loans:

•Accessory House Motorsports LLC	$310,643
•JAJ Legacy Enterprises LLC	758,055
•Shreya 21 LLC	534,713
•Geek Powered Studios, LLC; et al.	683,850
•R & A Bird House Inc	374,663
•Candeeland AZ LLC	130,730
•Davenport Wellness, LLC	183,034
•Education First Inc	672,938
•Ryzeo LLC	3,609,855
•ALT Propco LLC et al.	1,145,348
•Precision Carrier Logistics, Inc.	1,437,395
•Straight Shooters Automotive, LLC	302,640
•West LLC et al.	831,678
•Largo Restaurant Group LLC	437,955
•French Concepts LLC	434,424
•23 Red Ventures LLC	742,215

Additionally, the following loans have been repaid:

•Accessory House Motorsports LLC
•Geek Powered Studios, LLC
•R & A Bird House Inc

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

We may invest in debt securities that are either rated below investment grade or not rated by any rating agency, but if they were rated, they would be rated below investment grade. Below investment grade securities, which are often referred to as "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. They may also be illiquid and difficult to value.

Revenue & Expenses

Please see “Item 1. Notes to the Consolidated Financial Statements. Note 2 Significant Accounting Policies” for an overview.

For the past quarter, the Company made $1,160,463 in realized investment income. This was primarily interest and profit from the sale of the loans and loan-related fees.

The Company incurred $1,237,458 in expenses. The largest expense was $882,572 in income sharing with the participation capital at the CBT SF LLC. The interest expense and bank fees were $246,260. Professional fees include both Growth Lending through the Administration Agreement and James Hickey through the agreement with Alternative Risk Strategies LLC.

Net investment income was ($76,995).

Bank Facility

Please see “Item 1. Notes to the Consolidated Financial Statements. Note 4 Debt” for a discussion of the current debt.

The Company has a $15,000,000 bank facility.

Equity

The Company has issued and sold 240 shares at an offering price of $25.00 per share since inception. The Company did not sell or issue any security in the most recent quarter. Growth Lending LLC owns 100% of the shares.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, the Company is allowed to incur borrowings, issue debt securities, or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 150%. On November 3, 2025, 100% of the shareholders approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. We are currently in compliance, as we have consolidated CBT SF LLC and treat the participation capital as equity.

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

Liquidity & Capital Reserves

The Company does not believe it has any material liquidity or capital reserve risk, as almost all of its loans are short-term. This should meet any obligations under the bank facility and operating expenses of the Company.

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

The Company and its subsidiary CBT SF LLC have a $15,000,000 debt facility. The weighted average interest rate for the period was approximately 7.4%. As of December 31, 2025, $14,677,000 was outstanding. The debt is pegged to 30-day SOFR + 3%, and there is a 0.25% commitment fee. If interest rates were to increase by 1%, it would increase interest expense by 14%. If interest rates were to decrease by 1%, it would reduce interest expense by 14%.

Currency & Tariff/Regulatory Risk

Any portfolio company not domiciled in the United States will be subject to risks associated with changes in currency exchange rates. Any portfolio company that does significant international trade could be subject to both currency risk and tariff/regulatory risk. These risks will vary depending on the currency and the specific country's tariff/regulatory situation. As of the latest quarter, there were no foreign-domiciled portfolio companies, and the Company is not aware of any specific currency or tariff/regulatory risk related to the operations of its portfolio companies.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "ITEM 1A. RISK FACTORS" of our Registration Statement on Form 10, filed with the SEC on December 28, 2023, the 10K filed for the fiscal year ending September 30, 2024, the 10K filed for the fiscal year ending June 30, 2025, and the 10Q filed for the quarter ending September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the period covered by this Quarterly Report that were not registered under the 1933 Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) List separately all financial statements filed

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC.

(b) Exhibits

3.1	Articles of Incorporation
3.2	By-Laws
10.1	Administration Agreement
10.2	Custodian Agreement
10.3	Credit Agreement
10.4	Form 10K for the fiscal year ending 6-30-25
10.5	Form 10K for the fiscal year ending 9-30-24
10.6	Form 10Q for the quarter ending 9-30-25
10.7	Form 10-12G/A Filed on December 28, 2023
10.8	Shareholder approval to increase leverage
31.1	Certificate of the CEO & CFO Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO & CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

X1 Capital Inc.

By: /s/ JAMES HICKEY

James Hickey

Chief Executive Officer & Chief Financial Officer

Date: January 30, 2026