Form 10-Q
period 2026-03-31
X1 Capital Inc.
filed 2026-05-12
CIK 1999538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2026

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

As of April 17, 2026, the registrant had 240 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. Financial Statements

X1 CAPITAL INC.

Statements of Assets and Liabilities

	March 31, 2026 (unaudited)	June 30, 2025 (FY End)

Assets
Cash & cash equivalents	$2,350,726	$6,005
Accounts receivable	2,547,296	0
Total current assets	4,898,022	6,005

Other assets	272,767	0
Investments	39,527,720	0

Total assets	$44,698,509	$6,005

Liabilities & equity
Accounts payable	$0	$5
Other current liabilities	532,713	0
Total current liabilities	532,713	5

Bank facility	14,560,000	0
Total liabilities	15,092,713	5

Equity	6000	6,000
Participation capital	29,469,859
Net income & retained earnings	129,937	0
Total equity	29,605,796	6,000

Total liabilities & equity	$44,698,509	$6,005

Comments and Contingencies
Net assets
Common stock, $0.01 par value, 240 shares issued and outstanding	$2	$2
Additional paid-in capital	5,998	5,998
Total distributable earnings (loss)	129,937	0
Total net assets	135,937	6,000
Net Asset Value per Share	566.40	25

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statement of Operations (Unaudited)

	Three Months Ending		Nine Months Ending
	Mar 31 2026	Jun 30 2025	Mar 31 2025	Jun 30 2025
Income
Investment income	$1,632,391	$0	$6,194,257	$0
Total investment income	1,632,391	0	6,194,257	0

Expenses
Income sharing	1,174,456	0	2,777,598	0
Interest expense & bank fees	233,271	0	589,111	0
Professional & legal fees	100,113	0	524,650	0
Other	10,358	0	27,962	0
Total expenses	1,518,198	0	3,919,321	0

Net investment income	114,193	0	2,274,936	0

Unrealized gain on investment	0	0	0	0

Net Increase in Net Assets Resulting from Operations	114,193	0	2,274,936	0

Net investment income per common share (basic and diluted)	475.80	0	9478.90	0

Net increase in net assets resulting from operations per common share	475.80	0	9478.90	0

Weighted average shares outstanding (basic and diluted)	240	240	240	240

1.In 2025, the Company changed its fiscal year-end to June 30th from September 30th.

2.There are no options outstanding in the Company, so basic and diluted values are the same.

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Consolidated Statement of Changes in Net Assets

(Unaudited)

	Three Months Ending		Nine Months Ending
	Mar 31 2025	Jun 30 2025	Mar 31 2025	Jun 30 2025
Operations
Net investment income	$114,193	$0	$2,274,936	$0
Net unrealized gain	0	0	0	0
Net change in net assets from operations	114,193	0	2,274,936	0

Stockholder distributions
Stockholder distributions	(2,145,000)	0	(2,145,000)	0
Net change in net assets from stockholder distributions	(2,145,000)	0	(2,145,000)	0

Capital transactions
Issuance of common stock	0	0	0	0
Net change in net assets from capital transactions	0	0	0	0

Total change in net assets	(2,030,807)	0	129,936	0
Net assets at the beginning of the period	2,166,743	6000	6000	6000
Net assets at the end of the period	135,936	6000	135,936	6000

Net asset value per share of common stock	566.40	0	566.40	0

Common stock outstanding at end of period	240	240	240	240

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Statement of Cash Flows

(Unaudited)

	For the	For the
	Nine Months Ending	Nine Months Ending
	31-Mar-26	30-Jun-25
Cash flows from operating activities
Net increase in net assets from operations	$2,274,931	$5
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in investments	(39,527,720)
Change in other assets	(272,767)
Change in accounts receivable	(2,547,296)
Change in accounts payable	0
Change in other current liabilities	532,713
Net cash from operating activities	(39,540,139)	0

Cash flows from financing activities
Change in equity	(2,144,999)
Change in participation capital	29,469,859
Change in bank financing	14,560,000
Net cash from financing activities	41,884,860	0

Net change in cash & cash equivalents	2,344,721
Cash & cash equivalents, beginning of period	6,005	6,000
Cash & cash equivalents, end of period	2,350,726	6,005

Supplemental cash flow disclosures
Interest paid	567,269	0

Taxes paid	0	0

The accompanying notes are an integral part of these consolidated financial statements.

X1 CAPITAL INC.

Consolidated Schedule of Investments

(Unaudited)

Mar 31, 2026

Notes for Consolidated Schedule of Investments:

1	This is held at the CBT SF LLC level.
2	This is a participating interest in a US government-guaranteed loan, which the Company has funded.
3	This is a bridge loan, which will be replaced by permanent loans.

f

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

The Company shareholders elected to adopt 150% asset coverage. The Company is treating the participation capital as equity.

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

Other Current Liabilities

This is the amount owed under Fee Sharing.

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

Finally, the Company may provide debt or equity to private companies to fund growth or acquisitions.

Strategy	Number of Investments	Fair Value
Participating Interest Loan – Government Guaranteed	19	$27,728,125
Bridge Loan	4	$7,935,120
Traditional Private Loan	1	$6,402,834
Total	24	$42,006,078

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

2.Debt

The Company and its subsidiary CBT SF LLC have a $15,000,000 debt facility. The weighted average interest rate including fees for the period was approximately 6.7%. As of March 31, 2026, $14,560,000 was outstanding. The debt is pegged to 30-day SOFR + 3%, and there is a 0.25% commitment fee. If interest rates were to increase by 1%, it would increase interest expense by 15%. If interest rates were to decrease by 1%, it would reduce interest expense by 15%.

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

1.Subsequent Events

Management has evaluated subsequent events through April 15, 2026. Since the end of the quarter, we have added the following loans:

SFFS Legacy, LLC$238,395.59

Wasatch Franchising West Jordan 45001 LLC$208,096.70

WW Apex LLC dba Urban Air Adventure Park Gilroy$1,867,599.34

H&F Bread Co, LLC $4,365,000.00

Appalachian Hydroseeding & Landscaping Inc $453,232.50

Additionally, the following loans have been repaid:

Key Genesis Holding Inc$1,144,357.50

Northern Frontier Enterprises LLC$805,342.50

Ruff House DVPT PFD T2$818,811.19

Ruff House DVPT$1,069,778.81

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

Critical Accounting Estimates and Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ materially. Our critical accounting estimates, including those relating to the valuation of investments and income recognition, are described below. Please refer to “Item 1. Notes to the Consolidated Financial Statements.. Note 2. Significant Accounting Policies” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

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

Revenue & Expenses

Please see “Item 1. Notes to the Consolidated Financial Statements. Note 2 Significant Accounting Policies” for an overview.

For the past quarter, the Company made $1,632,391 in realized investment income. This was primarily interest and profit from the sale of the loans and loan-related fees.

The Company incurred $1,518,198 in expenses. The largest expense was $1,174,456 in income sharing with the participation capital at the CBT SF LLC. The interest expense and bank fees were $233,271. Professional fees include both Growth Lending through the Administration Agreement and James Hickey through the agreement with Alternative Risk Strategies LLC.

Net investment income was $114,193.

Bank Facility

Please see “Item 1. Notes to the Consolidated Financial Statements. Note 4 Debt” for a discussion of the current debt.

The Company has a $15,000,000 bank facility.

Equity

The Company has issued and sold 240 shares at an offering price of $25.00 per share since inception. The Company did not sell or issue any security in the most recent quarter. Growth Lending LLC owns 100% of the shares. The Company distributed $2,145,000 in dividends in the prior quarter.

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

The Company and its subsidiary CBT SF LLC have a $15,000,000 debt facility. The weighted average interest rate including fees for the period was approximately 6.7%. As of March 31, 2026, $14,560,000 was outstanding. The debt is pegged to 30-day SOFR + 3%, and there is a 0.25% commitment fee. If interest rates were to increase by 1%, it would increase interest expense by 15%. If interest rates were to decrease by 1%, it would reduce interest expense by 15%.

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

As part of the filing, we decided to refresh the Risk Factors.

Limited Operating History. The Company was formed on July 25, 2023, and while it has commenced investment activities, it has a limited operating history as a BDC. There is no guarantee that the Company will achieve its investment objective, and the value of an investor's investment could decline substantially. The management team and board of the Company all have limited experience running a BDC.

Portfolio Valuation & Accounting. Our investment portfolio will be recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing, and approving, in good faith, its estimate of fair value, and, as a result, there will be uncertainty as to the value of our portfolio investments.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, is to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales, and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

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

Blind Pool Risk. We have not identified any specific investments that we will make with the proceeds, and you will not have the opportunity to evaluate our investments prior to subscribing to purchase our common stock. As a result, our offering may be considered a “blind pool” offering. Additionally, our stockholders will have no input regarding such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

Operational Risk. Our financial condition and results of operations will depend on our ability to effectively manage and deploy capital.

Accomplishing our investment objective on a cost-effective basis will largely be a function of our handling of the investment process, the ability to provide competent, attentive, and efficient services, and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our investment team will also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, and prospects. The results of our operations will depend on many factors, including opportunities for investment, readily accessible short and long-term funding, and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

Competition for Investment Opportunities. We will compete for investments with providers of capital with similar investment strategies, including, but not limited to, banks, other BDCs, private credit funds, finance companies, and investment firms. Many of our competitors will be substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we will have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than we will be able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small, fast-growing, private companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors will have greater experience operating under, or will not be subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

Key Personnel. We will depend on the diligence, skill, and investment acumen of James Hickey, CEO, and Lance Mysyrowicz, Chairman of the Board, as well as the other professionals, including third parties like the administrative team of Growth Lending. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of Mr. Hickey, Mr. Mysyrowicz, or any of the other key personnel, including personnel at affiliates, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. Key personnel may become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time.

Additionally, key personnel, including employees, Board of Directors, consultants, third-party vendors, Investment Committee members, and affiliates, may resign at any time, regardless of whether we have found a replacement. We may not be able to find a suitable replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within a short timeframe, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business, and results of operations, as well as our ability to pay distributions, are likely to be materially and adversely affected. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a replacement. Even if we are able to retain comparable personnel, the integration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business, results of operations, and cash flows.

Furthermore, our growth will require that we retain and attract new investment and administrative personnel in a competitive market. The ability to attract and retain personnel with the requisite credentials, experience, and skills will depend on several factors, including, but not limited to, its ability to offer competitive wages, benefits, and professional growth opportunities.

Potential Conflicts of Interest. There are potential conflicts of interest that could impact our investment returns. For example, Mr. Mysyrowicz serves as CEO of Growth Lending, which runs multiple funds and investment strategies. In addition, our executive officers and directors, as well as the current and future members of the Company, may serve as officers, directors, or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of our stockholders or us.

The compensation we will pay to employees, the Investment Committee, the Board of Directors, and affiliates was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under various agreements because of our desire to maintain our ongoing relationships. Any such decision, however, could cause us to breach our fiduciary obligations to our stockholders.

In the course of our investing activities, we will pay compensation, overhead, employees, the Investment Committee, the Board of Directors, and affiliates. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the Company and affiliates will have interests that differ from those of our stockholders, giving rise to a conflict.

Incentive for Speculative Investments. The Company may make speculative or risky investments where there is a significant risk of principal. Moreover, a compensation structure may create an incentive to pursue investments that are riskier or more speculative than would be the case in the absence of such a compensation arrangement. This may encourage the Company to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the compensation structure may be based, in part, upon net capital gains realized on our investments. As a result, in certain situations, the Company may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Interest Rate Movement. An increase in interest rates will likely have the effect of making it easier to meet a quarterly hurdle rate for any incentive compensation without any additional increase in relative performance. In addition, any catch-up provision applicable in the compensation structure could result receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller.

A decrease in interest rate will likely negatively impact the Company’s profitability since many investments will be floating. Additionally, there could be a risk mismatch if the Company’s debt is floating, but the investments are fixed. This could even risk the Company’s solvency.

The extent to which the Company has floating-rate debt means that an increase in interest rates could increase the Company’s debt burden. This could impair profit, trigger a default, and even potentially risk the Company’s solvency. An increase in interest rate for floating rate loans provided by the Company to portfolio companies could impair the ability of portfolio companies to pay the obligation and potentially even create a default risk.

Sustainability & Fluctuations of Returns & Dividends. The Company may not be able to sustain historical performance. We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Capital Drawdowns. To the extent the Company accepts investment in a drawdown format from an investor, there is a risk that the investor fails to pay its capital commitment when due. This may make the Company unable to pay its obligations when due. As a result, the Company may be subjected to significant penalties that could materially adversely affect the returns of the investor (including non-defaulting investors). This may also cause the Company to do an additional capital call from other investors or take on additional debt to cover the shortfall.

BDC & RIC Regulations. We operate as a BDC and RIC under the 1940 Investment Company Act (“1940 Act”) and IRS Code Subchapter M. The 1940 Act imposes numerous constraints. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities, and other high-quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we will be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility and could significantly increase our costs of doing business.

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

Although we intend to elect to be treated as a RIC, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. To obtain and maintain our qualification as a RIC, we must meet the following source-of-income, asset diversification, and distribution requirements:

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

Leverage Risk. The use of leverage magnifies the potential for gain or loss on the amounts invested and therefore increases the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders in the future. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of leverage.

As a BDC, we will generally be required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. If this ratio declines below 150%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC.

Maryland General Corporation Law (the “MGCL”) & Share Issuance. Under MGCL, our Board of Directors can classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring, or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to do so in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per share and net asset value per share of our common stock upon conversion, provided that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on an investment in our common stock.

Additionally, the MGCL and our charter and bylaws may contain provisions that may discourage, delay, or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors into staggered three-year terms. These provisions, as well as other provisions of our charter and bylaws, may delay, defer, or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

Income Recognition. For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize taxable income before or without receiving corresponding cash payments, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC. Accordingly, to satisfy our RIC distribution requirements, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of our election to be taxed as a RIC, please see “Item 1(c). Description of Business — Material U.S. Federal Income Tax Considerations.”

Original Issue Discount & PIK-Interest. Our investments may include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent original issue discount or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

Dividend in the Form of Stock. We may distribute dividends that are payable predominantly in shares of our common stock or the stock of an investment we own. In situations where this revenue procedure is not applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of the revenue procedure) if certain requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

Publicly Offered Regulated Investment Company. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the foreseeable future. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes.

Custodian, Administrator, and Other Agents. We will depend on the services of custodians, administrators and other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full, as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends, or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the custodian could have a material impact on our performance. Additionally, to the extent our custodian, administrator, or other agent make mistakes or commit negligence or are just operationally dysfunctional, the Company and our shareholder may experience negative consequences, including, but not limited to, increased operational costs, missed investment opportunities, and regulatory and tax consequences.

Reporting & Compliance Costs Related to Running a BDC. Private BDCs are subject to the same reporting requirements as public companies. These requirements may place a strain on our systems and resources. We must file annual, quarterly, and current reports on the business as well as applicable shareholder reports (such as Form 3). We also must maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented additional procedures, processes, policies, and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal, and administrative personnel, increased auditing and legal fees and similar expenses.

The systems and resources necessary to comply with reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirement to hold advisory votes on executive compensation. We will remain an emerging growth company for up to five years following an IPO, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Failure to comply with applicable SEC reporting requirements, including inaccurate, incomplete, or untimely filings, could result in regulatory enforcement actions, civil penalties, loss of investor confidence, and, if applicable, limitations on our ability to access the capital markets. In addition, deficiencies in our disclosure controls and procedures or internal control over financial reporting could require us to restate prior financial statements, which may subject us to additional scrutiny and adversely affect our reputation and financial condition.

Similarly, failure to comply with applicable IRS reporting and tax qualification requirements could have material adverse consequences. If we fail to maintain our qualification as a RIC for any taxable year, including due to failures in income, asset diversification, or distribution requirements, we would be subject to U.S. federal income tax at corporate rates on our taxable income, and any distributions to stockholders would be taxable as ordinary dividends to the extent of our earnings and profits. In addition, we could be required to pay substantial taxes, interest, and penalties, and to make significant distributions to requalify as a RIC in a subsequent year.

Compliance with these regulatory and tax requirements is complex and requires significant management attention and resources. Our ability to comply depends on the effectiveness of our internal systems, personnel, and third-party service providers. Errors in judgment, changes in regulatory interpretations, or failures by our service providers could result in non-compliance. Any such failures could materially and adversely affect our business, financial condition, results of operations, and ability to make distributions to our stockholders.

State Licensing. We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Transfer Restrictions. Prior to the completion of an IPO, investors who participate in a private offering of the Company may be restricted on ability to sell, assign, transfer, or otherwise dispose of (in each case, a “Transfer”) any common stock unless (i) we give consent and (ii) the Transfer is made in accordance with applicable securities laws. No Transfer will be effectuated except by registration of the Transfer on our books. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us. Following completion of a Qualified IPO, stockholders may be restricted from selling or disposing of their shares of common stock contractually by a lock-up agreement with the underwriters of the IPO and secondary offerings, and by the terms of the Subscription Agreement.

Changes to Laws & Regulations. Legal, tax, and regulatory changes could occur that may adversely affect us. The Company and its portfolio companies will be subject to applicable local, state, and U.S. federal laws and regulations. New legislation may be enacted, or new interpretations, rulings, or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm our stockholders and us, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of the investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Ability to Raise Debt & Equity / Capital Markets. As a BDC, we will have to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities. Capital markets and credit markets sometimes experience extreme volatility and disruption, and, accordingly, there has been and may continue to be uncertainty in the financial markets in general. Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

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

Force Majeure Events. Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Risks Related to Our Investments. Our investments may be risky and/or highly speculative. There is a real risk of default and loss of principal. Generally, little public information exists about these companies, and we are required to rely on the ability of the investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

We intend to invest primarily in secured loans made to companies whose debt has generally not been rated by any rating agency, although we would expect such debt, if rated, to fall below investment grade. Securities rated below investment grade are often referred to as “high yield” securities and “junk bonds,” and are considered “high risk” and speculative in nature compared to debt instruments that are rated above investment grade.

There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens on the collateral securing our loans could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be compelled to enforce our remedies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.

In some cases, we may subordinate our security interest in certain assets of a borrower to another lender, usually a bank. In these situations, all of the risks identified above would be true, and additional risks inherent in holding a junior security position would also be present. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.”

We may opportunistically invest directly in the equity securities of portfolio companies, primarily in the form of preferred stock, and we get equity warrants in select portfolio companies. The equity interests we receive may not appreciate in value and may in fact decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private companies involves a number of significant risks, including the following:

•These companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. This failure to meet obligations may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment.

•They typically have shorter operating histories, narrower product lines, and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions, market conditions, and general economic downturns.

•They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us.

•They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors, and the Company may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

•They may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding debt upon maturity and increase the risk of default.

Portfolio Company Bankruptcy Risk. There is a risk that one or more of our portfolio companies could go bankrupt. In such a scenario, there is the potential of loss of some or all of the investment. Beyond just the risk that there are insufficient assets to pay the Company’s claim, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment, and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second Priority Liens Risk. Certain loans that we intend to make are secured by a second-priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often, the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an intercreditor agreement prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we will be requested to execute will expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing, and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

Economic Recession. Certain of our portfolio companies may be susceptible to an economic recession and may be unable to repay our loans during such a period of economic instability. Therefore, assets may become non-performing, and the value of our portfolio may decrease during such a period. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. An economic recession could lead to financial losses in our portfolio and a decrease in revenue, net income, and the value of our assets.

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

Lack of Liquidity for Portfolio Investments. We typically will invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. There is no established trading market for the securities in which we invest. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is no established trading market for such investments. The illiquidity of our investments may make it difficult for us to dispose of them at a favorable price, and we may suffer losses as a result.

Follow-On Investment Risk. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options, or convertible securities that were acquired in the original or a subsequent financing; or (3) attempt to preserve or enhance the value of our investment. However, we may elect not to make follow-on investments or lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and/or our initial investment, or it may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments, or the follow-on investment would affect our qualification as a RIC.

Portfolio Concentration Risk. Our portfolio may hold a limited number of portfolio companies in a limited number of industries. Beyond the asset diversification requirements associated with our qualification as a RIC, we will not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies and/or industries. As our portfolio is less diversified than those of some larger funds, we are more susceptible to failure if a single loan or a specific industry falters. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Limited Management Resources. Per the 40 Act, BDCs must provide managerial assistance to portfolio companies. We have limited resources, so this time commitment of the Company’s management may impact overall Company performance. Additionally, our investments may experience distress and require active participation to restructure or enforce our rights. Underperforming or distressed portfolio companies will require significant time and attention resulting in less time to monitor existing investments or make new investments.

Lack of Control of Our Portfolio Companies. We do not expect to hold controlling equity positions in many of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Company Operating Risks Related to Default of a Portfolio Company A portfolio company’s failure to satisfy financial or operating covenants imposed by other lenders or us could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms—which may include the waiver of certain financial covenants—with a defaulting portfolio company. These expenses could materially and adversely affect our operating results and cash flow.

Portfolio Company Failure to Commercialize and/or Protect Intellectual Property. The value of our investments in our portfolio companies may decline if they are not able to commercialize or sustain their competitive edge and innovate in their technology, products, business concepts, or services. The success of many companies depends on their ability to continually innovate in increasingly competitive markets. If they are unable to do so, our investment returns could be adversely affected and their ability to service their debt obligations to us over the term of the loan could be impaired. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we will have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

Additionally, the continued success of many of our portfolio companies may depend upon their ability to obtain, maintain, and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies may represent a substantial portion of the collateral securing our investments and/or constitute a significant portion of the portfolio companies’ value and may be available in a downside scenario to repay our loans. Our portfolio companies may rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights, or other intellectual property rights; protect their trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third-party, and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Prepayment Risks for Loans We Intend to Hold to Maturity. We will be subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. If the loan value is above par, this could result in a loss.

Reinvestment Risk. When an investment is realized or when we receive additional capital, there is a reinvestment risk. New investment opportunities may not be as attractive. Using the proceeds to pay down debt may reduce investors' returns due to the impact of leverage. Putting the proceeds in short-term investors or public securities may have substantially lower yields/return than historical investments.

Interest Rate Spread. To the extent we use debt to finance our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. The Company does not have significant experience with utilizing these techniques. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

Risks Related to Portfolio Company Leverage. Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion, or maintain their competitive position.

Inability to Realize Gains from Equity & Warrants. Investments in equity securities, including warrants, involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital, and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity, and limited voting rights. In addition, we may from time to time make non-controlling equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We will sometimes seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

Hedging Risk. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options, and interest rate swaps, caps, collars, and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Currency & Tariff/Regulatory Risk. Any portfolio company that does significant non-US business or is not domiciled in the United States will be subject to risks associated with changes in currency exchange rates. Any portfolio company that does significant international trade could be subject to both currency risk and tariff/regulatory risk. These risks will vary depending on the currency and the specific country's tariff/regulatory situation.

Government Program Risk. The Company's strategies are heavily dependent on U.S. government-guaranteed lending programs. Changes in government policy, program funding, budget sequestration, government shutdowns, or reduction or elimination of programs could materially and adversely affect the Company's investment pipeline and ability to exit existing positions. A U.S. government shutdown can impair both loan sales (for participating interest loans) and bridge loan repayment (which relies on permanent government financing).

A core investment strategy of the Company is offering bridge loans for businesses that have been approved for a government-guaranteed loan by an approved lender but are waiting on formal government loan approval. If the US Government cancels or drastically changes these programs, this investment strategy may not be viable, and the Company may incur losses on existing investments.

Additionally, the US Government runs multiple loan guarantee programs to encourage economic development. If the US Government decided not to honor its loan guarantees, it could have a significant impact on the Company, including, but not limited to, ending the bridge investment strategy, ending the warehousing strategy, and the Company may find itself holding loans whose value has been significantly impaired.

The Company’s bridge strategy is predicated on the significant delay between when the approved lender authorizes the US Government-backed loan and when the US Government entity formally approves its guarantee. If the US Government dramatically speeds up the process, there may be no need for the Company to offer bridge financing.

Strategy Risk. The Company's portfolio is heavily concentrated in U.S. government-connected credit strategies. While this focus is the foundation of the Company's thesis, adverse changes in government lending programs, agency policies, or the secondary market for government-guaranteed loans could disproportionately impact the entire portfolio.

The Government Agency Refuses to Approve a Loan which the Company has Provided Bridge Financing. The Company provides bridge financing where a business loan has been approved by a lender but is waiting on formal sign-off from the US Government. If the US Government entity decides not to approve the loan, then the Company may not be able to exit its bridge loan or may only be able to exit at a loss.

Warehoused Loans May Not Sell. The Company warehouses the government-guaranteed portion of loans for resale. Typically, these are held for three months or less, and, historically, these loans typically sell at a premium to par because of the government guarantee. However, if the Company cannot sell these loans profitably, it may take a loss to exit, or it may be stuck holding the loans for the foreseeable future. The Company intends to require loan originators to buy back loans that will not sell. However, not every agreement may have this put requirement, and the originator may refuse to honor this obligation.

Resale of the US Government-Guaranteed Portion of Loans is Impacted by Multiple Factors. Factors that impact the pricing of the US Government-guaranteed portion of loans include, but are not limited to, loan term, interest rate (including formula if floating), industry, size of the loan, prepayment terms, underlying quality of the company, and servicing fees. All these factors impact pricing.

US Government Regulations May Restrict Bridge Loans and Warehousing Loans. The Company is currently not a licensed lender for any Government program. This could have implications for our business. We currently work with third-party licensed lenders.

Treatment of Participating Interest in Government-Guaranteed Loans. In cases where the Company has acquired a participating interest in the US Government-guaranteed portion of a loan guaranteed by the US government, the Company is treating it as government security for portfolio diversification requirements for the IRS and SEC, since the investment is 100% guaranteed by the federal government, and these investments are priced similarly to US Government debt. If this treatment is reversed, the Company may not comply with portfolio diversification requirements, which has implications.

Treatment of CBT SF LLC. The Company has decided to treat CBT SF LLC as an investment company and consolidate it. This has implications for portfolio diversification and debt leverage requirements, as we include the investments in our assets and equity, and we treat the participation capital invested in CBT SF LLC as equity. If this treatment is reversed, the Company may not comply with SEC & IRS requirements.

Dependence on U.S. Government Appropriations and Budget Continuity. Many of our portfolio companies are directly dependent on the timely appropriation and disbursement of funds by the U.S. government. Unlike commercial obligors, federal agencies are subject to appropriations risk, continuing resolutions, and government shutdowns. During lapses in appropriations, payment of receivables—even those already invoiced and accepted—may be delayed for an indefinite period. These delays can materially impair our liquidity, increase our cost of capital, and reduce the predictability of cash flows from factored receivables.

Anti-Assignment Act Limitations and Enforcement Risk for Factoring. The Assignment of Claims Act restricts the assignment of claims against the U.S. government. Although we structure transactions to comply with the Act, including obtaining notices of assignment and acknowledgments where applicable, failure to strictly comply with statutory and regulatory requirements could result in the government refusing to recognize our assignment. In such cases, payments may be made directly to the contractor rather than to us, increasing counterparty risk and impairing our ability to collect.

Payment Risk from Set-Off, Recoupment, and Contract Disputes for Factoring. Receivables owed by U.S. government agencies are subject to broad rights of set-off and recoupment. The government may reduce or withhold payment due to contractor performance issues, audits, or unrelated obligations owed by the contractor to the government. These rights are often exercised without prior notice to assignees. As a result, even receivables that appear valid at the time of purchase may ultimately be paid at a reduced amount or not at all.

Exposure to Prime Contractor Credit Risk in Subcontractor Factoring. If we factor receivables generated by subcontractors, our ultimate payment source is typically the prime contractor rather than the U.S. government directly. In these arrangements, our risk profile is tied to the creditworthiness, payment practices, and internal controls of the prime contractor. Insolvency, disputes between prime contractors and subcontractors, or administrative failures by the prime contractor could delay or prevent payment.

Risk of Government Contract Termination or Modification for our Portfolio Companies. U.S. government contracts may be terminated for convenience or cause at any time. Upon termination, the government may limit payments to allowable costs incurred and approved, which may differ from the invoiced amounts we have purchased. Additionally, contract modifications, debt obligations, or scope reductions may affect the validity or collectability of receivables we have already acquired.

Compliance Risk Under Federal Acquisition Regulations (FAR). Factoring agreements with vendors where the client is the US government are regulated by the Federal Acquisition Regulation, which imposes complex invoicing, documentation, and performance requirements. Non-compliance with FAR provisions—including improper billing, lack of required certifications, or failure to meet contract specifications—may result in invoice rejection, delayed payment, or government enforcement actions. These risks directly affect the collectability of factored receivables.

Risk of Invoice Rejection or Delay Due to Government Payment Systems when Factoring. Errors in invoice submission, mismatches with contract data, or system backlogs can delay acceptance and payment. Unlike commercial receivables, these delays are often procedural and may not be resolved quickly, adversely affecting our cash conversion cycle.

Concentration Risk in Federal Agencies and Contract Vehicles. Our portfolio may be concentrated in a limited number of federal agencies, contract vehicles, or program types. Adverse developments affecting a specific agency—such as budget cuts, policy changes, or procurement delays—could disproportionately impact our portfolio performance.

Risk of Fraudulent &/or Inaccurate Information. Although we conduct due diligence, there is a risk that information provided by the Company, which we rely upon for our decision to invest, may be fraudulent or inaccurate, and we may have limited recourse. For example, government invoices shared with us for factoring may be fraudulent, duplicative, or inflated. Government receivables can be complex, involving multiple approval layers and contract line items. If an invoice is later determined to be improper or unsupported, the government may reject payment, and we may have limited recourse against the contractor.

Limited Legal Remedies Against the U.S. Government. Our ability to compel the US government to pay a factored invoice or to honor a government guarantee is limited by sovereign immunity and administrative claims procedures. Disputes must typically be resolved under a complex and lengthy administrative process, and we are restricted in our ability to pursue immediate judicial remedies.

Risk of Government Audits and Investigations. Government contractors are subject to audits by agencies and inspectors general. Audit findings may result in disallowed costs, payment withholdings, or clawbacks of previously paid amounts. These actions can retroactively impair portfolio companies or receivables we have factored and may expose us to repayment obligations or disputes.

Additionally, if a portfolio company is suspended or debarred from doing business with the U.S. government, its contracts may be terminated or payments withheld. As a result, the value of the portfolio investment may be impaired and receivables associated with such contractors may become uncollectible.

Timing Mismatch Between Funding and Government Payment Cycles. Government payment cycles are often longer and less predictable than commercial payment cycles, particularly for cost-reimbursement or milestone-based contracts. This can create a structural timing mismatch for our portfolio companies, especially when factoring. This mismatch can create liquidity and interest rate risk.

Risks Related to Electronic Payment Redirection and Fraud Controls. Payments on assigned receivables for portfolio companies are typically made through electronic funds transfer systems managed by the U.S. Treasury. Errors in payment instructions, failures in assignment registration, or cyber-related fraud could result in payments being misdirected. Recovery of such funds may be difficult and time-consuming.

Artificial Intelligence Use. We and our portfolio companies may incorporate artificial intelligence and machine learning capabilities into products, services, and internal operations. These technologies are rapidly evolving, and our ability to develop, deploy, and maintain them effectively is subject to significant uncertainty. AI systems may produce inaccurate, biased, incomplete, or otherwise flawed outputs that could affect the quality of products or services, harm customers, or expose us, or the portfolio companies, to liability. We, or the portfolio companies, may not be able to detect or correct such errors before they cause harm, and our reliance on third-party AI models or platforms introduces additional risks outside our direct control.

AI Regulation. Governments and regulatory bodies in the United States and internationally are actively developing frameworks to regulate the development, deployment, and use of artificial intelligence. New or amended laws, regulations, or guidance — including those addressing algorithmic accountability, automated decision-making, data use, and model transparency — could require us, or portfolio companies, to alter or discontinue certain AI-driven features or workflows, increase our compliance costs, or limit the ways in which we can leverage AI for competitive advantage. Failure to comply with applicable AI regulations could result in fines, reputational harm, or restrictions on our operations.

Limited AI Expertise. The development and oversight of AI systems requires highly specialized technical expertise that is in high demand and short supply. Competition for data scientists, machine learning engineers, and AI safety professionals is intense, and we, or portfolio companies, may not be able to hire, retain, or adequately compensate such individuals. This could impair the ability to develop new capabilities, maintain existing systems, or respond to competitive and regulatory developments in a timely manner.

AI System Training Risk. AI and machine learning models learn from historical data that may contain inherent biases or be flawed. We, and our portfolio companies, run the risk that the AI models developed may be defective. Additionally, if AI systems produce outputs that are discriminatory, inequitable, or otherwise inconsistent with applicable law or societal expectations, we, or portfolio companies, could face regulatory scrutiny, litigation, customer attrition, or reputational damage.

Reliance on Third-Party IT & AI Infrastructure. We, and our portfolio companies, rely in part on third-party IT and AI infrastructure. These providers may change their pricing, terms of service, or capabilities; experience outages or security incidents; or discontinue services entirely. We may have limited visibility into the design, training data, or behavior of third-party models, which could expose us, and our portfolio companies, to risks we cannot fully anticipate or manage. Any disruption to, or degradation of, these third-party services could adversely affect operations and customer relationships.

Cybersecurity Risk. We, our portfolio companies, and third-party vendors depend on complex information technology systems to operate our business, deliver our products and services, and process sensitive data. We, and our portfolio companies, are subject to persistent and increasingly sophisticated cybersecurity threats, including ransomware, phishing, social engineering, denial-of-service attacks, and advanced persistent threats carried out by criminal organizations, state-sponsored actors, and other parties. Despite security measures, there is no guarantee that systems will not be breached or compromised. A successful attack could result in theft of funds, disruption of operations, unauthorized access to or exfiltration of confidential data, significant remediation costs, regulatory fines, and lasting reputational damage.

Data Breach Risk. We, our portfolio companies, and our vendors may collect, store, process, and transmit large volumes of sensitive information, including personal data of customers and employees, financial records, and proprietary business information. Unauthorized access to or disclosure of this information — whether through external attack, insider threat, or inadvertent error — could trigger obligations under applicable breach notification laws, subject us to regulatory investigation and penalties, and result in civil litigation. The costs associated with a significant data breach, including forensic investigation, notification, credit monitoring, legal defense, and remediation, could be substantial.

Ransomware Risk. Ransomware attacks have increased significantly in frequency and sophistication and have affected organizations across all industries. Such attacks can encrypt or destroy critical data and systems, disrupt business operations for extended periods, and result in demands for substantial ransom payments. Recovery efforts can be lengthy and costly, and there is no assurance that data or systems can be fully restored. Business interruption resulting from a ransomware attack could adversely affect revenue, customer relationships, and competitive position for us or our portfolio companies.

Cybersecurity Regulations. Cybersecurity is subject to a complex and evolving patchwork of data privacy and cybersecurity regulations that impose significant compliance obligations. These laws vary significantly across jurisdictions, are subject to changing interpretation, and continue to evolve. Compliance requires ongoing investment in technology, processes, and personnel. Failure to comply with applicable requirements — even inadvertently — could result in regulatory enforcement actions, significant fines, and reputational harm for us and our portfolio companies. Changes in law could also require us or our portfolio companies to make material modifications.

KYC-AML Compliance. Our operations, as well as many of our portfolio companies, are subject to anti-money laundering (“AML”), know-your-customer (“KYC”), and economic sanctions laws and regulations that are complex, evolving, and may be applied in ways that are difficult to predict.

The ability to comply with these requirements depends on comprehensive policies and procedures, the effectiveness of internal controls, as well as the accuracy and completeness of information provided, including beneficial ownership information. Additionally, in the case of portfolio companies, we have limited visibility into KYC-AML risks. This may increase the risk that we inadvertently transact with individuals or entities subject to sanctions, involved in money laundering, or otherwise engaged in prohibited activities.

If our controls fail to detect or prevent such activity, or if regulators determine that the compliance program is inadequate, we, or our portfolio companies, could be subject to civil or criminal penalties, regulatory enforcement actions, reputational harm, and restrictions on our ability to conduct business. In addition, financial institutions, payment processors, or other counterparties may impose their own AML and sanctions compliance requirements, including enhanced due diligence, transaction monitoring, or termination of relationships if they perceive elevated risk. These outcomes could materially and adversely affect operations, liquidity, and ability to grow the business.

AML and sanctions regulations are also subject to frequent change, including expansion of sanctions programs, new reporting obligations, and evolving expectations regarding beneficial ownership transparency and transaction monitoring. Adapting to these changes may require significant investments in compliance personnel, systems, and processes, and failure to do so in a timely or effective manner could expose us, or portfolio companies, to additional regulatory risk

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the period covered by this Quarterly Report that were not registered under the 1933 Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) List separately all financial statements filed

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC.

(b) Exhibits

3.1	Articles of Incorporation
3.2	By-Laws
10.1	Administration Agreement
10.2	Custodian Agreement
10.3	Credit Agreement
10.4	Form 10K for the fiscal year ending 6-30-25
10.5	Form 10K for the fiscal year ending 9-30-24
10.6	Form 10Q for the quarter ending 9-30-25
10.7	Form 10Q for the quarter ending 12-31-25
10.8	Form 10-12G/A Filed on December 28, 2023
10.9	Shareholder approval to increase leverage
31.1	Certificate of the CEO & CFO Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO & CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

X1 Capital Inc.

By: /s/ JAMES HICKEY

James Hickey

Chief Executive Officer & Chief Financial Officer

Date: April 17, 2026